Form 10-Q
period 2016-09-30
Liberty Expedia Holdings, Inc.
filed 2016-11-03
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-37938

LIBERTY EXPEDIA HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	81-1838757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

As of October 31, 2016, Liberty Expedia Holdings, Inc. is a wholly-owned subsidiary of Liberty Interactive Corporation.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Combined Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
	(unaudited)
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$409	2,243
Accounts receivable	352	701
Inventory, net	41,116	53,194
Prepaid expenses	3,940	4,661
Other current assets	2,776	3,047
Total current assets	48,593	63,846
Investment in Expedia, Inc. (note 3)	921,852	927,057
Property and equipment, at cost	56,624	55,640
Accumulated depreciation	(30,196)	(26,012)
	26,428	29,628
Intangible assets not subject to amortization:
Goodwill	57,462	57,462
Tradenames	19,902	19,902
	77,364	77,364
Intangible assets subject to amortization, net	23,844	24,142
Other assets, net	3,393	3,556
Total assets	$1,101,474	1,125,593

Liabilities and Equity
Current liabilities:
Accounts payable	$8,246	22,505
Accrued liabilities	12,243	6,805
Accrued stock compensation	3,604	5,545
Current portion of long-term debt and capital lease obligations (note 4)	4,758	4,755
Deferred revenue	4,544	4,090
Total current liabilities	33,395	43,700
Long-term debt and capital lease obligations, net (note 4)	22,059	36,449
Deferred income tax liabilities	300,188	304,483
Income taxes payable	73,296	68,842
Total liabilities	428,938	453,474
Equity
Parent's investment	621,532	639,002
Accumulated other comprehensive earnings (loss), net of taxes	(34,818)	(32,661)
Retained earnings	85,822	65,778
Total equity	672,536	672,119
Commitments and contingencies (note 7)
Total liabilities and equity	$1,101,474	1,125,593

See accompanying notes to condensed combined financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Combined Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in thousands,
	except per share amounts
Total revenue, net	$96,802	115,897	325,250	360,849
Cost of retail sales (exclusive of depreciation shown separately below)	70,397	87,880	242,128	276,097
Gross profit	26,405	28,017	83,122	84,752
Operating costs and expenses:
Operating expense	7,125	8,032	23,712	24,314
Selling, general and administrative, including stock-based compensation expense (note 5)	12,976	11,271	36,805	35,185
Depreciation and amortization	4,472	5,076	14,305	15,038
	24,573	24,379	74,822	74,537
Operating income (loss)	1,832	3,638	8,300	10,215
Other income (expense):
Interest expense	(259)	(321)	(838)	(910)
Related party interest expense (note 6)	—	(355)	—	(1,129)
Share of earnings (losses) of Expedia, Inc. (note 3)	39,812	45,048	18,112	125,147
Gains (losses) on dilution of investment in affiliate (note 3)	1,097	4,162	(2,368)	4,782
Other, net	212	(102)	61	(467)
	40,862	48,432	14,967	127,423
Earnings (loss) before income taxes	42,694	52,070	23,267	137,638
Income tax (expense) benefit	(13,808)	(17,729)	(3,223)	(47,879)
Net earnings (loss)	28,886	34,341	20,044	89,759
Less net earnings (loss) attributable to the noncontrolling interests	—	278	—	626
Net earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$28,886	34,063	20,044	89,133
Unaudited Pro Forma basic net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 2)	$0.51	0.60	0.35	1.57

See accompanying notes to condensed combined financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Combined Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in thousands
Net earnings (loss)	$28,886	34,341	20,044	89,759
Other comprehensive earnings (loss), net of taxes:
Share of other comprehensive earnings (loss) of Expedia, Inc.	(737)	(3,106)	(2,157)	(16,464)
Other comprehensive earnings (loss)	(737)	(3,106)	(2,157)	(16,464)
Comprehensive earnings (loss)	28,149	31,235	17,887	73,295
Less comprehensive earnings (loss) attributable to the noncontrolling interest	—	278	—	626
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$28,149	30,957	17,887	72,669

See accompanying notes to condensed combined financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Combined Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2016	2015
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$20,044	89,759
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,305	15,038
Stock-based compensation	(314)	1,510
Cash payments for stock-based compensation	(1,972)	(1,130)
Noncash interest expense	33	121
Share of (earnings) losses of Expedia, Inc.	(18,112)	(125,147)
Cash receipts from returns on Expedia, Inc.	17,469	14,118
Deferred income tax expense (benefit)	(1,228)	44,212
Other noncash charges (credits), net	2,497	(4,317)
Changes in operating assets and liabilities
Current and other assets	13,435	(13,004)
Payables and other liabilities	(5,659)	7,009
Net cash provided (used) by operating activities	40,498	28,169
Cash flows from investing activities:
Capital expended for property and equipment	(10,442)	(14,678)
Investment in Expedia, Inc.	—	(22,575)
Net cash provided (used) by investing activities	(10,442)	(37,253)
Cash flows from financing activities:
Borrowings of debt	307,939	391,940
Repayments of debt	(322,359)	(388,161)
Contribution from (distribution to) parent, net	(17,470)	8,458
Net cash provided (used) by financing activities	(31,890)	12,237
Net increase (decrease) in cash and cash equivalents	(1,834)	3,153
Cash and cash equivalents at beginning of period	2,243	1,631
Cash and cash equivalents at end of period	$409	4,784

See accompanying notes to condensed combined financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Combined Statement Of Equity

(unaudited)

Nine months ended September 30, 2016

		Accumulated
		other
	Parent's	comprehensive	Retained
	investment	earnings (loss)	earnings	Total equity
	amounts in thousands
Balance at January 1, 2016	$639,002	(32,661)	65,778	672,119
Net earnings (loss)	—	—	20,044	20,044
Other comprehensive earnings (loss)	—	(2,157)	—	(2,157)
Contributions from (distributions to) parent, net	(17,470)	—	—	(17,470)
Balance at September 30, 2016	$621,532	(34,818)	85,822	672,536

See accompanying notes to condensed combined financial statements.

(1) Basis of Presentation

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings will be comprised of, among other things, Liberty Interactive's ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's wholly-owned subsidiary Bodybuilding.com, LLC ("Bodybuilding"). Bodybuilding became a wholly owned subsidiary of Liberty Interactive in October 2015 when Liberty Interactive purchased the remaining ownership interest in Bodybuilding. The Expedia Holdings Split-Off is intended to be tax-free to Liberty Interactive and stockholders of Liberty Ventures. In the Expedia Holdings Split-Off, (i) 0.4 of each outstanding share of Liberty Interactive’s Series A Liberty Ventures common stock will be redeemed for 0.4 of a share of Expedia Holdings’ Series A common stock, and (ii) 0.4 of each outstanding share of Liberty Interactive’s Series B Liberty Ventures common stock will be redeemed for 0.4 of a share of Expedia Holdings’ Series B common stock, with cash to be paid in lieu of any fractional shares of Liberty Interactive’s Series A and Series B Liberty Ventures common stock and Expedia Holdings’ Series A and Series B common stock.  In contemplation of the proposed Expedia Holdings Split-Off, the Company filed with the Securities and Exchange Commission a registration statement that became effective during the third quarter of 2016. By virtue of the registration statement having gone effective, the Company is required to file a Form 10-Q for the quarter ended September 30, 2016. The Expedia Holdings Split-Off is currently expected to occur at 5:00 p.m., New York City time, on November 4, 2016, subject to the satisfaction or waiver (as applicable) of certain conditions.

These financial statements represent a combination of the historical financial information of Bodybuilding and Liberty Interactive's interest in Expedia. These financial statements refer to the combination of the aforementioned subsidiary and investment as "Expedia Holdings," "the Company," "us," "we" and "our" in the notes to the condensed combined financial statements. The Expedia Holdings Split-Off will be accounted for at historical cost due to the pro rata nature of the redemption of shares of Liberty Ventures common stock in exchange for shares of Expedia Holdings common stock. All significant intercompany accounts and transactions have been eliminated in the condensed combined financial statements.

Expedia Holdings does not control the decision making process or business management practices of its affiliate Expedia. Accordingly, the Company relies on management of its affiliate to provide it with accurate financial information prepared in accordance with U.S. generally accepted accounting principles ("GAAP") that the Company uses in the application of the equity method. In addition, Expedia Holdings relies on audit reports that are provided by the affiliate's independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Expedia Holdings' condensed combined financial statements. As further discussed in note 3, the Company expects to begin consolidating Expedia upon completion of the Expedia Holdings Split-Off.

The accompanying (a) condensed combined balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the interim unaudited condensed combined financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2015.

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its combined financial statements and related disclosures.

In February 2015, the FASB issued new accounting guidance which amends the consolidation guidance in Accounting Standards Codification Topic 810, Consolidation. The new guidance requires an entity to reconsider and re-document the basis for previous consolidation conclusions. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this guidance during the first quarter of 2016. The adoption of this guidance did not change the conclusions reached for any previous consolidation analyses.

In July 2015, the FASB issued new accounting guidance that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on its combined financial statements, but does not believe that the standard will significantly impact its combined financial statements and related disclosures.

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed combined statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. The Company considered whether there were any tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, noting none. Accordingly, no cumulative-effect adjustment has been recorded in retained earnings as of January 1, 2016. No changes have been made to the condensed combined statements of cash flows, as excess tax benefits were insignificant for all periods presented.

Split-Off of Expedia Holdings from Liberty Interactive

Following the Expedia Holdings Split-Off, Liberty Interactive and Expedia Holdings will operate as separate, publicly traded companies, and neither will have any stock ownership, beneficial or otherwise, in the other. In connection with the Expedia Holdings Split-Off, Expedia Holdings will enter into certain agreements with Liberty Interactive and/or Liberty Media Corporation (“Liberty Media”) and certain of their subsidiaries in order to govern certain of the ongoing relationships between these companies after the Expedia Holdings Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement between Liberty Interactive and Expedia Holdings will provide for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Liberty Interactive with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between Liberty Interactive and Expedia Holdings will provide for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media will provide Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings will share office space with Liberty Interactive and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually.

(2) Pro Forma Earnings (Loss) per Share

Unaudited pro forma earnings (loss) per common share for all periods presented is computed by dividing net earnings (loss) for the respective period by 56,943,468 common shares, which is the aggregate number of shares of Series A and Series B common stock that would have been issued upon completion of the Expedia Holdings Split-Off as if it had happened on September 30, 2016.

(3) Investment in Expedia, Inc.

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio—including over 321,000 properties in approximately 200 countries, 475 airlines, packages, rental cars, cruises, as well as destination services and activities.

Effective August 9, 2005, IAC/InterActiveCorp ("IAC") completed the spin-off of substantially all of its travel and travel-related businesses by way of the distribution of all outstanding shares of Expedia to IAC stockholders. Subsequent to the spin-off of Expedia from IAC, Liberty Interactive owned approximately 20% of the outstanding Expedia common stock and 52% of the voting interest in Expedia. As of September 30, 2016, the Company owns an approximate 15.7% equity interest and 52.3% voting interest in Expedia.

Historically, Liberty Interactive has been a party to a Stockholders Agreement with Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, pursuant to which Mr. Diller holds an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock ("EXPE") and Expedia class B common stock owned by Liberty Interactive. Liberty Interactive is also subject to a Governance Agreement with Expedia which provides for the right to nominate approximately 20% of the members of Expedia's board of directors, which is currently comprised of 13 members (three of which were nominated by Liberty Interactive). The Governance Agreement also provides for registration and other rights, and imposes certain restrictions on the ownership of shares of Expedia class B common stock. Pursuant to the Governance Agreement, Liberty Interactive has (and, following the completion of the Expedia Holdings Split-Off, the Company will have) preemptive rights that entitle it to purchase a number of shares of Expedia common stock (excluding certain issuances related to options, warrants or convertible securities) so that Liberty Interactive or the Company, as applicable, will maintain the identical ownership interest in Expedia (subject to certain adjustments) that it had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Liberty Interactive or the Company, as applicable, will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty Interactive or the Company, as applicable, opts to acquire shares of EXPE in lieu of shares of Expedia class B common stock. Based on the Stockholders Agreement and the Governance Agreement, the Company determined that, prior to the Expedia Holdings Split-Off, it does not control Expedia but instead has significant influence with respect to Expedia and accordingly, accounts for its investment in Expedia as an equity method affiliate.

In connection with the Expedia Holdings Split-Off, (a), the Governance Agreement and Stockholders Agreement will be assigned by Liberty Interactive to the Company and (b) Diller will cease to directly control a majority voting interest in Expedia by irrevocably assigning the Diller Proxy to the Company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off, subject to certain termination events. By virtue of (i) certain governance rights with respect to the Company as set forth in the Company’s restated charter, an amendment to the Stockholders

Agreement and an Amended and Restated Transaction Group among Mr. Diller, John C. Malone (“Malone”), Leslie Malone (“Mrs. Malone” and together with Malone, the “Malone Group”), Liberty Interactive and the Company and (ii) the grant by the Malone Group of an irrevocable proxy to vote, subject to certain exceptions, shares of the Company’s common stock beneficially owned by the Malone Group upon the completion of the Expedia Holdings Split-Off or thereafter for a period of time ending upon termination of Diller's assignment of the Diller Proxy (the arrangements described in clauses (i) and (ii), the “proxy arrangements”), Diller will be able to elect and replace the directors of the Company who will determine how the Company will exercise certain rights and vote the shares of EXPE and Expedia class B common stock owned by the Company in the election of Expedia directors, though Malone will retain the ability to remove such directors of the Company. The rights under the Governance Agreement and Stockholders Agreement, each as assigned and amended, will be maintained even upon termination of the proxy arrangements. As a result, Expedia Holdings expects to begin consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings will then control a majority of the voting interest in Expedia. In conjunction with application of acquisition accounting, we anticipate a full step up in basis of Expedia along with a gain related to a difference between our historical basis and the fair value of our interest in Expedia.

As of September 30, 2016, the carrying value of Expedia Holdings' ownership in Expedia was approximately $922 million. The market value of Expedia Holdings' ownership in Expedia as of September 30, 2016 was approximately $2,755 million (Level 1).

Expedia Holdings recognized gains on dilution of its investment in Expedia of $1.1 million and $4.2 million for the three months ended September 30, 2016 and 2015, respectively, and a loss on dilution of its investment of $2.4 million and a gain on dilution of its investment of $4.8 million during the nine months ended September 30, 2016 and 2015, respectively. In addition, Expedia paid dividends which were recorded as reductions to the investment aggregating approximately $6.1 million and $5.6 million during the three months ended September 30, 2016 and 2015, respectively, and $17.5 million and $14.1 million during the nine months ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016 and 2015 the Company recorded other comprehensive losses of $737 thousand and $3.1 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recorded other comprehensive losses of $2.2 million and $16.5 million, respectively, of its share of Expedia's other comprehensive earnings (losses), net of income taxes. Expedia records gains and losses related to foreign currency translation adjustments in other comprehensive income (loss). The pre-tax portion of the Company's share of Expedia's other comprehensive earnings (losses) was losses of $1.2 million and $5.0 million for the three months ended September 30, 2016 and 2015, respectively, and losses of $3.5 million and $26.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Upon acquisition and due to subsequent repurchases of Expedia stock by Expedia, the Company allocated excess basis between the Company’s carrying value of Expedia and Expedia’s carrying value. The Company determined the initial applicable useful life of amortizable intangibles to be approximately four years. As a result of Expedia's 2015 acquisitions of Orbitz Worldwide, Inc. ("Orbitz") and HomeAway, Inc. ("HomeAway"), the Company determined the applicable useful life of amortizable intangibles to be approximately six years in connection with excess costs added subsequent to December 31, 2015. Amortization related to intangible assets with identifiable useful lives is included in the Company's share of earnings (losses) of Expedia, Inc. line item in the accompanying condensed combined statements of operations and aggregated $4.2 million and $6.1 million for the three months ended September 30, 2016 and 2015, respectively, and $13.8 million and $17.1 million, for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the excess basis allocated to amortizable intangibles, net of accumulated amortization was $51.5 million and the non-amortizable excess basis was $254.0 million.

Expedia, Inc.

Summarized financial information for Expedia is as follows:

Expedia, Inc. Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	amounts in millions
Current assets	$3,620	2,976
Property and equipment, net	1,340	1,064
Goodwill	8,027	7,993
Intangible assets, net	2,574	2,794
Other assets	571	659
Total assets	$16,132	15,486
Current liabilities	$6,619	5,926
Deferred income taxes	418	474
Long-term debt	3,204	3,183
Other liabilities	1,938	973
Equity	3,953	4,930
Total liabilities and equity	$16,132	15,486

Expedia, Inc. Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Revenue	$2,581	1,938	6,681	4,974
Cost of revenue	(417)	(328)	(1,226)	(971)
Gross profit	2,164	1,610	5,455	4,003
Selling, general and administrative expenses	(1,701)	(1,234)	(4,890)	(3,536)
Amortization	(77)	(31)	(251)	(83)
Operating income (loss)	386	345	314	384
Interest expense	(43)	(33)	(130)	(90)
Other income (expense), net	(3)	30	(23)	638
Income tax (expense) benefit	(61)	(66)	15	(196)
Net income (loss)	279	276	176	736
Net (income) loss attributable to noncontrolling interests	—	7	26	41
Net income (loss) attributable to Expedia, Inc. shareholders	$279	283	202	777

(4) Long-Term Debt and Capital Lease Obligations

Outstanding debt and capital leases at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
	2016	2015
	amounts in thousands
Bodybuilding secured notes	$14,050	17,738
Revolving line of credit due 2020	9,813	19,538
Deferred loan costs	(69)	(102)
Capital lease obligations	3,023	4,030
Total obligations	26,817	41,204
Less portion classified as current	(4,758)	(4,755)
Total long-term debt and capital lease obligations	$22,059	36,449

Bodybuilding Secured Notes

As of September 30, 2016, Bodybuilding has various outstanding secured notes. Principal and interest payments on the secured notes are payable monthly based on the date of issuance. The secured notes are comprised of both fixed and variable rate notes with an interest rate of 4.14% on the fixed rate note and an interest rate of LIBOR plus 250 basis points on the variable rate notes (3.06% on the two variable rate notes at September 30, 2016). The maturity dates on the secured notes range from 2019 to 2022. The land and building purchased by Bodybuilding in March 2012 for its corporate headquarters are secured as collateral under the terms of the master term loan agreement for a portion of the outstanding secured notes. As of September 30, 2016, the total outstanding balance of the secured notes is $14.1 million.

Revolving Line of Credit

As of September 30, 2016, Bodybuilding had a revolving line of credit (the "Revolver") which is secured by Bodybuilding's inventory and accounts receivable. The maximum amount allowed under the Revolver is $50 million. The outstanding balance accrues interest at LIBOR plus 150 basis points, with a rate option balance that accrues interest at the CB Floating Rate less 125 basis points. The Revolver matures on January 20, 2020. Bodybuilding periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. As of September 30, 2016, the outstanding balance on the Revolver is $9.8 million subject to an interest rate of 2% on the first $7 million, and 2.25% on the remaining balance.

Fair Value of Debt

The Company estimates the fair value of its secured notes and term loan based on the current rate offered to the Company for debt of the same remaining maturities (level 3). The Company believes that the carrying amount of its Revolver and secured notes approximated fair value at September 30, 2016 and December 31, 2015.

Covenant Compliance

As of September 30, 2016, the Company was in compliance with its debt covenants which consist of both financial and nonfinancial covenants.

Subsequent Borrowings

During November 2016, prior to and in conjunction with the Expedia Holdings Split-Off, the Company entered into a $400 million margin loan, secured by shares of Expedia, which is scheduled to mature during November 2018 (“Expedia Margin Loan”). Borrowings under the Expedia Margin Loan bear interest at the rate of LIBOR plus 1.60% with the undrawn portion carrying a fee of 0.75%. The Company borrowed $350 million under the Expedia Margin Loan and plans to distribute $300 million to Liberty Interactive.

(5) Stock-Based Compensation

Liberty Incentive Plan

Liberty Interactive has granted to certain directors, officers, employees and consultants of Liberty Interactive and certain of its subsidiaries stock options to purchase shares of Liberty Ventures common stock and restricted stock awards of Liberty Ventures common stock pursuant to applicable incentive plans in place at Liberty. Each holder of an outstanding option to purchase shares of Liberty Ventures common stock on the date of the Expedia Holdings Split-Off (an "original Ventures option award") will receive an option to purchase shares of the corresponding series of Company common stock (a "new Company option award") and an adjustment to the exercise price and number of shares subject to the original Ventures option award (as so adjusted, an "adjusted Ventures option award"). The exercise prices of and number of shares subject to the new Company option award and the related adjusted Ventures option award will be determined based on the exercise price and number of shares subject to the original Ventures option award, the redemption ratios being used in the Expedia Holdings Split-Off, the pre-Expedia Holdings Split-Off trading price of Liberty Ventures common stock (determined using the volume weighted average price of the applicable series of Liberty Ventures common stock over the three consecutive trading days immediately preceding the Expedia Holdings Split-Off) and the relative post-Expedia Holdings Split-Off trading prices of Liberty Ventures common stock and Company common stock (determined using the volume weighted average price of the applicable series of common stock over the three consecutive trading days beginning on the first trading day following the Expedia Holdings Split-Off on which both the Liberty Ventures common stock and the Company common stock trade in the "regular way" (meaning once the common stock trades using a standard settlement cycle)), such that the pre-Expedia Holdings Split-Off value of the original Ventures option award is allocated between the new Company option award and the adjusted Ventures option award.

Except as described above, all other terms of an adjusted Ventures option award and a new Company option award (including, for example, the vesting terms thereof) will in all material respects, be the same as those of the corresponding original Ventures option award. The terms of the adjusted Ventures option award will be determined and the new Company option award will be granted as soon as practicable following the determination of the pre- and post-Expedia Holdings Split-Off trading prices of Liberty Ventures and Company common stock, as applicable. The compensation expense relating to employees of Liberty Interactive will continue to be recorded at Liberty Interactive. Liberty Interactive had outstanding approximately 3.5 million Liberty Ventures Series A and 1.7 million Liberty Ventures Series B options at September 30, 2016 with a weighted average exercise price of $21.93 and $34.75 per share, respectively. Approximately 2.7 million and 112 thousand of those options, respectively, were exercisable at September 30, 2016 with a weighted average exercise price of $17.76 and $38.63 per share, respectively.

Bodybuilding Stock Appreciation Rights Plans

There were approximately 660 thousand stock appreciation rights ("SARs") granted during the nine months ended September 30, 2016 under the Bodybuilding 2011 Stock Appreciation Rights Plan. The weighted average grant date fair value of the SARs granted during the nine months ended September 30, 2016 was $13.15 per share. As of September 30, 2016, the total unrecognized compensation cost related to 854 thousand unvested Bodybuilding SARs was approximately $8.6 million and will be recognized over a weighted average period of approximately 3.1 years. Accrued stock compensation was $3.6 million at September 30, 2016.

Included in selling, general and administrative expenses in the accompanying condensed combined statements of operations is stock-based compensation expense of $770 thousand and $597 thousand for the three months ended September 30, 2016 and 2015, respectively, and a benefit from stock-based compensation of $314 thousand and stock-based compensation expense of $1.5 million for the nine months ended September 30, 2016 and 2015, respectively, which relates to Bodybuilding. The benefit recognized during the nine months ended September 30, 2016 was primarily due to a change in the per unit valuation of outstanding stock appreciation rights.

(6) Related Party Transactions

As of September 30, 2015, Bodybuilding had an outstanding note with its parent company, Liberty Interactive (the "Liberty Note"), in the amount of $12.9 million. The Liberty Note required Bodybuilding to make interest only payments at a 10% interest rate on a quarterly basis with the final payment due January 31, 2020. Bodybuilding voluntarily made principal payments on the outstanding debt of $3.0 million during the nine months ended September 30, 2015. As part of a contribution agreement entered into by Liberty Interactive and Bodybuilding on October 26, 2015, the balance of the note and accrued interest which aggregated $13.0 million was considered contributed equity. During the nine months ended September 30, 2015, Bodybuilding recognized $1.1 million in interest expense related to the Liberty Note.

The Company paid $225 thousand and $80 thousand during the three months ended September 30, 2016 and 2015, respectively, and $480 thousand and $176 thousand during the nine months ended September 30, 2016 and 2015, respectively, to Liberty Interactive for legal and tax expenses that Liberty Interactive remitted on behalf of the Company.

(7) Commitments and Contingencies

Leases

The Company leases certain warehouse and office space, equipment, furniture and computer software under both capital and noncancelable operating leases that expire at various dates through 2020. The Company is responsible, under all leases, for related building maintenance and property taxes. Total rental expense was $470 thousand and $641 thousand for the three months ended September 30, 2016 and 2015, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Litigation

The Company is subject to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed combined financial statements.

Bodybuilding is engaged in litigation arising from a dispute with Mr. Stoppani and his company PhD Fitness, LLC ("PhD Fitness") over the ownership of trademarks relating to JYM brand supplement products. Mr. Stoppani has demanded that Bodybuilding discontinue manufacturing and selling JYM products. Bodybuilding filed an action against Mr. Stoppani and PhD Fitness for declaratory relief in U.S. Federal Court seeking a judicial declaration that Bodybuilding is the owner of the JYM trademark, and asserting trademark infringement claims. Mr. Stoppani and PhD Fitness have filed counterclaims, including claims for trademark infringement and false advertising, seeking a declaratory judgment that Mr. Stoppani and PhD Fitness own the JYM mark, actual damages in excess of $50 million (actual amount to be proven at trial), punitive damages of not less than $10 million, injunctive relief and attorneys' fees. Bodybuilding and Mr. Stoppani and PhD Fitness have each filed competing motions seeking a preliminary injunction. On October 31, 2016, the Court granted Bodybuilding permission to file an amended complaint to add General Nutrition Center ("GNC") as a defendant and to add a claim for trade dress infringement, due to Mr. Stoppani and PhD Fitness' launch of a competing supplement line through GNC utilizing the JYM mark.

Certain Risks and Concentrations

Bodybuilding is subject to certain risks and concentrations including dependence on relationships with its vendors. Bodybuilding's largest vendors, which accounted for greater than 10% of purchases, aggregated 30% of total purchases for each of the three months ended September 30, 2016 and 2015 and 31% and 29% of total purchases for the nine months ended September 30, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

Expedia Holdings did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources.

(8) Segment Information

Expedia Holdings identifies its reportable segments as (A) those combined companies that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings or losses represent 10% or more of Expedia Holding's annual pre-tax earnings (losses).

Expedia Holdings evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, Expedia Holdings reviews nonfinancial measures such as unique visitors, customer acquisition and conversion rates.

Expedia Holdings defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Expedia Holdings believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Expedia Holdings generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the nine months ended September 30, 2016, Expedia Holdings has identified the following combined company and equity method investment as its reportable segments:

•

Bodybuilding—a wholly-owned Internet retailer of sports, fitness and nutritional supplements. Bodybuilding also hosts an online health-and-fitness publication, offering free fitness content, workout programs, video trainers, recipes, health advice and motivational stories. Bodybuilding's revenue primarily consists of sales of health and wellness products.

•

Expedia—an equity method investment of the Company that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services.

Expedia Holdings' operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also combined companies are the same as those described in the Company's summary of significant accounting policies in the Company's annual financial statements.

Performance Measures

	Three months ended September 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in thousands
Bodybuilding	$96,802	7,074	115,897	9,311
Expedia	2,580,905	662,973	1,937,753	455,109
Corporate and other	—	—	—	—
	2,677,707	670,047	2,053,650	464,420
Eliminate Expedia	(2,580,905)	(662,973)	(1,937,753)	(455,109)
Combined Expedia Holdings	$96,802	7,074	115,897	9,311

	Nine months ended September 30,
	2016		2015
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in thousands
Bodybuilding	$325,250	22,291	360,849	26,763
Expedia	6,680,735	1,170,445	4,973,750	788,585
Corporate and Other	—	—	—	—
	7,005,985	1,192,736	5,334,599	815,348
Eliminate Expedia	(6,680,735)	(1,170,445)	(4,973,750)	(788,585)
Combined Expedia Holdings	$325,250	22,291	360,849	26,763

Other Information

	September 30, 2016
	Total	Investment	Capital
	assets	in Expedia	expenditures
	amounts in thousands
Bodybuilding	$179,622	—	10,442
Expedia	16,131,766	—	567,044
Corporate and other	921,852	921,852	—
	17,233,240	921,852	577,486
Eliminate Expedia	(16,131,766)	—	(567,044)
Combined Expedia Holdings	$1,101,474	921,852	10,442

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in thousands
Combined segment Adjusted OIBDA	$7,074	9,311	22,291	26,763
Stock-based compensation	(770)	(597)	314	(1,510)
Depreciation and amortization	(4,472)	(5,076)	(14,305)	(15,038)
Interest expense	(259)	(321)	(838)	(910)
Related party interest expense	—	(355)	—	(1,129)
Share of earnings (loss) of Expedia	39,812	45,048	18,112	125,147
Gain (loss) on dilution of Expedia	1,097	4,162	(2,368)	4,782
Other, net	212	(102)	61	(467)
Earnings (loss) before income taxes	$42,694	52,070	23,267	137,638

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the proposed Expedia Holdings Split-Off; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our products and services;
•	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•

domestic and international economic and business conditions and industry trends, including the impact the United Kingdom’s referendum in which British citizens approved an exit from the European Union;

•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological changes;
•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world; and
•	fluctuations in foreign currency exchange rates.

For additional risk factors, please see Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-210377) filed on September 30, 2016 (the “Registration Statement”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed combined financial statements and the notes thereto and our audited combined financial statements for the year ended December 31, 2015 in the Registration Statement. See note 1 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Explanatory Note

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings will be comprised of, among other things, Liberty Interactive's ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's wholly-owned subsidiary Bodybuilding.com, LLC ("Bodybuilding"). Bodybuilding became a wholly owned subsidiary of Liberty Interactive in October 2015 when Liberty Interactive purchased the remaining ownership interest in Bodybuilding. The Expedia Holdings Split-Off is intended to be tax-free to Liberty Interactive and stockholders of Liberty Ventures. In the Expedia Holdings Split-Off, (i) 0.4 of each outstanding share of Liberty Interactive’s Series A Liberty Ventures common stock will be redeemed for 0.4 of a share of Expedia Holdings’ Series A common stock, and (ii) 0.4 of each outstanding share of Liberty Interactive’s Series B Liberty Ventures common stock will be redeemed for 0.4 of a share of Expedia Holdings’ Series B common stock, with cash to be paid in lieu of any fractional shares of Liberty Interactive’s Series A and Series B Liberty Ventures common stock and Expedia Holdings’ Series A and Series B common stock.  In contemplation of the proposed Expedia Holdings Split-Off, the Company filed with the Securities and Exchange Commission the Registration Statement that became effective during the third quarter of 2016. By virtue of the Registration Statement having gone effective, the Company is required to file a Form 10-Q for the quarter ended September 30, 2016. The Expedia Holdings Split-Off is currently expected to occur at 5:00 p.m., New York City time, on November 4, 2016, subject to the satisfaction or waiver (as applicable) of certain conditions.

Overview

We own an approximate 15.7% equity interest and 52.3% voting interest in Expedia as of September 30, 2016.

Historically, Liberty Interactive has been a party to a Stockholders Agreement with Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, pursuant to which Mr. Diller holds an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock ("EXPE") and Expedia class B common stock owned by Liberty Interactive. Liberty Interactive is also subject to a Governance Agreement with Expedia which provides for the right to nominate approximately 20% of the members of Expedia's board of directors, which is currently comprised of 13 members (three of which were nominated by Liberty Interactive). The Governance Agreement also provides for registration and other rights, and imposes certain restrictions on the ownership of shares of Expedia class B common stock. Pursuant to the Governance Agreement, Liberty Interactive has (and, following the completion of the Expedia Holdings Split-Off, the Company will have) preemptive rights that entitle it to purchase a number of shares of Expedia common stock (excluding certain issuances related to options, warrants or convertible securities) so that Liberty Interactive or the Company, as applicable, will maintain the identical ownership interest in Expedia (subject to certain adjustments) that it had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Liberty Interactive or the Company, as applicable, will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty Interactive or the Company, as applicable, opts to acquire shares of EXPE in lieu of shares of Expedia class B common stock. Based on the Stockholders Agreement and the Governance Agreement, the Company determined that, prior to the Expedia Holdings Split-Off, it does not control Expedia but instead has significant influence with respect to Expedia and accordingly, accounts for its investment in Expedia as an equity method affiliate.

In connection with the Expedia Holdings Split-Off, (a), the Governance Agreement and Stockholders Agreement will be assigned by Liberty Interactive to the Company and (b) Diller will cease to directly control a majority voting interest in Expedia by irrevocably assigning the Diller Proxy to the Company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off, subject to certain termination events. By virtue of (i) certain governance rights with respect to the Company as set forth in the Company’s restated charter, an amendment to the Stockholders

Agreement and an Amended and Restated Transaction Group among Mr. Diller, John C. Malone (“Malone”), Leslie Malone (“Mrs. Malone” and together with Malone, the “Malone Group”), Liberty Interactive and the Company and (ii) the grant by the Malone Group of an irrevocable proxy to vote, subject to certain exceptions, shares of the Company’s common stock beneficially owned by the Malone Group upon the completion of the Expedia Holdings Split-Off or thereafter for a period of time ending upon termination of Diller's assignment of the Diller Proxy (the arrangements described in clauses (i) and (ii), the “proxy arrangements”), Diller will be able to elect and replace the directors of the Company who will determine how the Company will exercise certain rights and vote the shares of EXPE and Expedia class B common stock owned by the Company in the election of Expedia directors, though Malone will retain the ability to remove such directors of the Company. The rights under the Governance Agreement and Stockholders Agreement, each as assigned and amended, will be maintained even upon termination of the proxy arrangements. As a result, Expedia Holdings expects to begin consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings will then control a majority of the voting interest in Expedia. In conjunction with application of acquisition accounting, we anticipate a full step up in basis of Expedia along with a gain related to a difference between our historical basis and the fair value of our interest in Expedia.

The financial information represents a combination of the historical financial information of Bodybuilding and Liberty Interactive's interest in Expedia. This financial information refers to the combination of the aforementioned subsidiary and investment as "Expedia Holdings," "the Company," "us," "we" and "our" here and in the notes to the condensed combined financial statements.

Bodybuilding is an Internet retailer of sports, fitness, dietary supplements, and other health and wellness products. It is also a large publisher of online health and fitness content, offering complimentary fitness content, workout programs, video trainers, articles, recipes, health advice and motivational stories. The online model also includes a combination of detailed product information and real-time user reviews to help its visitors achieve their health and fitness goals. Visitors include gym-goers, athletes, weightlifters and bodybuilders, and any individual wanting to improve their mental and physical well-being through diet and exercise. Bodybuilding launched its website in 1999 and now includes more than 30,000 pages of editorial content, 10,000 videos, 16,000 pages of store content and over 6.5 million forum threads. Its properties encompass more than 30 million monthly unique visitors and 11 million members of BodySpace, an inclusive fitness community within Bodybuilding that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements.

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio—including over 321,000 properties in approximately 200 countries, 475 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via its traditional desktop offerings, as well as through alternative distribution channels including mobile and social media, its private label business and its call centers in order to reach its extensive, global audience.

Results of Operations—Combined

Combined Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in thousands
Revenue	$96,802	115,897	325,250	360,849
Cost of sales (exclusive of depreciation and amortization included below)	70,397	87,880	242,128	276,097
Gross profit	26,405	28,017	83,122	84,752
Operating expenses, excluding stock-based compensation
Operating expense	7,125	8,032	23,712	24,314
Selling, general and administrative	12,206	10,674	37,119	33,675
Adjusted OIBDA	7,074	9,311	22,291	26,763
Stock-based compensation expense (benefit)	770	597	(314)	1,510
Depreciation and amortization	4,472	5,076	14,305	15,038
Operating income (loss)	$1,832	3,638	8,300	10,215

Revenue

Revenue decreased $19.1 million and $35.6 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily driven by a 4% and 1% decrease in Bodybuilding store visitors for the three and nine months ended September 30, 2016, respectively, and a 5% and 6% reduction in the average order value for the three and nine months ended September 30, 2016, respectively, due to increased mobile sales and changes to promotional strategies. In addition, order volumes decreased from the prior year by approximately 15% and 7% for the three and nine months ended September 30, 2016, respectively, due in part to lower conversion rates, changes in consumer behavior from price sensitivity, and increased competition and competitive pricing strategies. Bodybuilding evaluates promotions and reprices products continuously in order to present a compelling and competitive offering to customers. These changes to prices and Bodybuilding's ability to source products cost effectively impact margins. Private label and exclusive offerings typically have higher margins and continue to make up a larger portion of total sales compared to prior periods.

Cost of sales

Cost of sales decreased $17.5 million and $34.0 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease was a result of a decrease in product sales and Bodybuilding's ability to source products cost effectively, an increased sales mix to private label and exclusive offerings, as discussed above, a reduction in overall shipping costs and expired product recovery optimization.

Operating expenses

Operating expenses decreased $907 thousand and $602 thousand for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease in operating expenses was primarily driven by reduced freight audit fees and trade filing fees, lower personnel costs and lower merchant processing fees.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.5 million and $3.4 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase was driven by costs incurred in connection with the closure of a Bodybuilding fulfillment center in the fourth quarter of 2015 and a second fulfillment center in the second quarter of 2016, as well as additional product listing, display retargeting, television ad spend, legal and compliance fees primarily related to product compliance and consulting fees. In addition, selling, general and administrative costs for the nine months ended September 30, 2015 were driven down by legal claim settlements and a credit due to the release of the paid time-off accrual as a result of a corporate policy change.

Stock-based compensation expense (benefit)

Stock-based compensation expense increased $173 thousand and decreased $1.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase for the three month period was primarily due to new grants of Bodybuilding stock appreciation rights during 2016. The benefit for the nine months ended September 30, 2016 is primarily due to a decrease in the per unit valuation of outstanding stock appreciation rights at Bodybuilding.

Depreciation and amortization expense

Depreciation and amortization expense decreased $604 thousand and $733 thousand for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease was due to fewer capital expenditures and certain assets becoming fully depreciated during the year.

Operating Income (Loss)

Operating income decreased $1.8 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year due to the items discussed above.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative expense (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for operating income (loss), net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 8 to the accompanying condensed combined financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) before income taxes.

Adjusted OIBDA decreased $2.2 million and $4.5 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA was a result of a decrease in revenue as well as an increase in selling, general and administrative costs, partially offset by a decrease in cost of sales and operating expense, as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in thousands
Other income (expense):
Interest expense	$(259)	(321)	(838)	(910)
Related party interest expense	—	(355)	—	(1,129)
Share of earnings (losses) of Expedia, Inc.	39,812	45,048	18,112	125,147
Gains (losses) on dilution of investment in affiliate	1,097	4,162	(2,368)	4,782
Other, net	212	(102)	61	(467)
	$40,862	48,432	14,967	127,423

Interest expense

Interest expense decreased $62 thousand and $72 thousand for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease was due to overall lower debt outstanding during the three and nine month periods ended September 30, 2016, as compared to the corresponding periods in the prior year.

Related party interest expense

Related party interest expense recognized during the three and nine months ended September 30, 2015 related to a note with Liberty Interactive that was contributed to equity in the fourth quarter of 2015.

Share of earnings (losses) of Expedia, Inc.

Share of losses of Expedia decreased $5.2 million and $107.0 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The change in our share of Expedia's earnings (losses) is primarily due to a gain recognized by Expedia on the sale of its ownership stake in eLong, Inc. ("eLong") as well as a one-time gain recognized in connection with the acquisition of additional interest in one of its equity method investments during the nine months ended September 30, 2015.

See note 3 in the accompanying notes to the condensed combined financial statements for additional discussion of the Company's investment in Expedia.

The following is a discussion of Expedia's results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings. The amounts included in the table below represent Expedia's results for the three and nine months ended September 30, 2016 and 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Revenue	$2,581	1,938	6,681	4,974
Operating expenses, excluding stock-based compensation	(1,918)	(1,483)	(5,511)	(4,185)
Adjusted OIBDA	663	455	1,170	789
Depreciation and amortization	(201)	(119)	(596)	(324)
Stock-based compensation	(48)	(63)	(198)	(134)
Legal reserves, occupancy tax and other	(22)	115	(29)	106
Restructuring and related reorganization charges	(6)	(43)	(33)	(53)
Operating income (loss)	386	345	314	384
Other income (expense), net	(46)	(3)	(153)	548
Earnings (loss) before income taxes	340	342	161	932
Income tax benefit (expense)	(61)	(66)	15	(196)
Net earnings (loss)	$279	276	176	736

Expedia had net earnings of approximately $279 million and $276 million for the three months ended September 30, 2016 and 2015, respectively, and net earnings of approximately $176 million and $736 million for the nine months ended September 30, 2016 and 2015, respectively.

Expedia's revenue increased $643 million and $1,707 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase was primarily driven by the impact of acquisitions, including HomeAway and Orbitz (which added 20% and 22% to the growth rate in total revenue for the three and nine months ended September 30, 2016, respectively), and growth in the Core online travel agencies segment, including growth at Brand Expedia and Hotels.com, as well as growth at trivago.

The increases in revenue (described above) for the three and nine months ended September 30, 2016 were offset by the impact of a $435 million and $1,326 million increase in operating expenses, respectively, an $82 million and $272 million increase in depreciation and amortization expense, respectively, a $15 million and $64 million increase in stock-based compensation and a $43 million and a $701 million increase in other expense. In addition, during the nine months ended September 30, 2015, Expedia recognized a pre-tax gain of $509 million on the sale of its ownership stake in eLong and a $77 million gain in connection with the acquisition of additional interest in one of its equity method investments.

The increase in operating expenses was primarily driven by an increase in overall costs as a result of acquisitions, increased personnel costs due to an accelerated pace of hiring in the lodging supply organization and additional headcount at HomeAway and Orbitz and higher net credit card processing costs related to growth of its merchant bookings and higher data center costs. These increases were somewhat offset by a decrease in operating expenses as a result of the sale of eLong in May 2015. The increase in depreciation and amortization was primarily due to the amortization of intangible assets related to new business acquisitions (including Orbitz and HomeAway) as well as increased depreciation and amortization of technology assets. The increase in stock-based compensation was largely due to costs associated with trivago as well as expense related to restructuring and reorganization activities, partially offset by the absence of eLong related stock-based compensation in the current period. The increase in other expense was primarily due to a gain on sale recognized in 2015 and a one-time gain recorded in 2015 by Expedia (both discussed above), as well as the impact of foreign exchange rates. The income tax benefit for the nine months ended September 30, 2016 was primarily due to the release of a valuation allowance for net operating losses as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments.

Gain (loss) on dilution of investment in affiliate

The gain on dilution of our investment in Expedia was $1.1 million and $4.2 million for the three months ended September 30, 2016 and 2015, respectively. We had a loss on dilution of our investment in Expedia of $2.4 million and a gain on dilution of our investment in Expedia of $4.8 million for the nine months ended September 30, 2016 and 2015, respectively. The gain for each of the three month periods and the nine month period ended September 30, 2015 was the result of equity issuances at Expedia above Expedia Holdings' book basis per share. The loss for the nine month period ended September 30, 2016 was the result of equity issuances at Expedia below Expedia Holdings' book basis per share.

Other, net

Other, net increased $314 thousand and $528 thousand for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to earnings from an equity method affiliate held by Bodybuilding during the three and nine months ended September 30, 2016. The losses during the three and nine months ended September 30, 2016 were primarily due to foreign exchange rate losses.

Income tax benefit (expense)

We had income tax expense of $13.8 million and $3.2 million during the three and nine months ended September 30, 2016, respectively, and the effective tax rates were 32.3% and 13.9%, respectively. We had income tax expense of $17.7 million and $47.9 million for the three and nine months ended September 30, 2015, respectively, and the effective tax rates were 34.0% and 34.8%, respectively. For the three months ended September 30, 2016, the effective tax rate is less than the U.S. statutory tax rate of 35% due to the dividends received deduction on dividends from Expedia and certain federal tax credits offset by a state tax benefit. For the nine months ended September 30, 2016, the effective tax rate is less than the U.S. statutory tax rate of 35% due to the dividends received deduction on dividends from Expedia and certain federal tax credits.  For the three and nine months ended September 30, 2015, the effective tax rate is less than the U.S. statutory tax rate of 35% due to the dividends received deduction on dividends from Expedia and the impact of state and local taxes.

Net earnings (losses)

We had net earnings of $28.9 million and $20.0 million for the three and nine months ended September 30, 2016, respectively. We had net earnings of $34.3 million and $89.8 million for the three and nine months ended September 30, 2015, respectively. The change in net earnings was largely due to our share of earnings on our investment in Expedia as discussed above, as well as the result of the above described fluctuations in our revenue and expense.

Material Changes in Financial Condition

As of September 30, 2016, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our wholly owned subsidiary (to the extent such cash exceeds the working capital needs of the subsidiary and is not otherwise restricted), proceeds from asset sales, outstanding debt facilities, debt and equity issuances and dividend and interest receipts.

Expedia Holdings does not have a debt rating.

As of September 30, 2016, Bodybuilding had a cash balance of $409 thousand. During November 2016, prior to and in conjunction with the Expedia Holdings Split-Off, the Company borrowed $350 million under a new margin loan secured by shares of Expedia and plans to distribute $300 million to Liberty Interactive. This will result in a corporate cash balance of approximately $50 million at the Expedia Holdings Split-Off date to cover corporate costs associated with the new public company structure and $50 million availability under the new margin loan.

Pursuant to the Reimbursement Agreement entered into in connection with the Expedia Holdings Split-Off, Liberty Interactive reimbursed Expedia $3.7 million during October 2016, thereby settling the Reimbursement Agreement.

Although we have an approximate 52.3% voting interest in Expedia as of September 30, 2016, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 15.7% economic interest in Expedia as of September 30, 2016. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. We do not have ready access to the cash that Expedia generates unless Expedia declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash (to the extent we were to participate in such repurchase) or otherwise distributes or makes payments to its stockholders, including us. Even upon consolidation of Expedia, we will not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests.

	Nine months ended
	September 30,
	2016	2015
	Amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$40,498	28,169
Net cash provided (used) by investing activities	$(10,442)	(37,253)
Net cash provided (used) by financing activities	$(31,890)	12,237

During the nine months ended September 30, 2016, our primary uses of cash included a $17.5 million contribution to parent, net repayments of debt of $14.4 million and capital expenditures of $10.4 million. These uses of cash were funded by cash on hand and cash provided by operating activities.

During the nine months ended September 30, 2015, our primary uses of cash included investments in Expedia of $22.6 million and capital expenditures of $14.7 million. These uses of cash were funded by a contribution from parent, operating activities and additional net borrowings of debt of $3.8 million.

During the nine months ended September 30, 2016 and 2015, Expedia paid dividends to Liberty Interactive aggregating approximately $17.7 million and $14.1 million, respectively.

The projected use of our cash will be continued investment in the Bodybuilding business and additional investments in new or existing businesses.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

Our investment in Expedia is subject to market risk that is not directly reflected in our financial statements. At September 30, 2016, the fair value of our investment in Expedia, on an as-converted basis, was approximately $2,755 million. Had the market price been 10% lower, the fair value of our investment in Expedia, on an as-converted basis, would have been $276 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Amended and Restated Transaction Agreement, dated as of September 22, 2016, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to Liberty Expedia Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-210377) filed with the Securities and Exchange Commission on September 30, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*      Filed herewith

**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY EXPEDIA HOLDINGS, INC.

Date: November 3, 2016	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: November 3, 2016	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Amended and Restated Transaction Agreement, dated as of September 22, 2016, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to Liberty Expedia Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-210377) filed with the Securities and Exchange Commission on September 30, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*      Filed herewith

**    Furnished herewith