Form 10-K
period 2016-12-31
Liberty Expedia Holdings, Inc.
filed 2017-03-01
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-37938

LIBERTY EXPEDIA HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	81-1838757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12300 Liberty Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty Expedia Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2016, was zero. As of June 30, 2016, Liberty Expedia Holdings, Inc. was a wholly-owned subsidiary of Liberty Interactive Corporation.

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of January 31, 2017 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,114,829	2,847,876

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on

Form 10-K.

LIBERTY EXPEDIA HOLDINGS, INC.

2016 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.     Business.

(a)	General Development of Business

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings," the "Company," “us,” “we,” or “our” as discussed below) (the "Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Liberty Interactive's former ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's former wholly-owned subsidiary Bodybuilding.com, LLC. As of December 31, 2016, Expedia Holdings beneficially owned approximately 15.7% of the outstanding Expedia common stock and 52.3% of the voting interest in Expedia. Bodybuilding.com, LLC became a wholly owned subsidiary of Liberty Interactive in October 2015 when Liberty Interactive purchased the remaining ownership interest in Bodybuilding.com, LLC.  In 2016, Bodybuilding.com, LLC underwent a corporate restructuring, which resulted in Bodybuilding.com, LLC becoming a wholly-owned subsidiary of Vitalize, LLC (“Vitalize”).

The Expedia Holdings Split-Off was accomplished by the redemption by Liberty Interactive on a per share basis of,  (i) 0.4 of each outstanding share of Liberty Interactive’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) for 0.4 of a share of Expedia Holdings’ Series A common stock, and (ii) 0.4 of each outstanding share of Liberty Interactive’s Series B Liberty Ventures common stock as of the Redemption Date for 0.4 of a share of Expedia Holdings’ Series B common stock, with cash paid in lieu of any fractional shares of Liberty Interactive’s Series A and Series B Liberty Ventures common stock and Expedia Holdings’ Series A and Series B common stock. Following the Expedia Holdings Split-Off, Expedia Holdings and Liberty Interactive operate as separate, publicly traded companies. The Expedia Holdings Split-Off was intended to be tax-free to Liberty Interactive and stockholders of Liberty Ventures. In February 2017, the Internal Revenue Service (the “IRS”) completed its review of the Expedia Holdings Split-Off and informed Liberty that it agreed with the nontaxable characterization of the transactions. Liberty Interactive received an Issue Resolution Agreement from the IRS documenting this conclusion.

Historically, Liberty Interactive was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to a stockholders agreement (the “Stockholders Agreement”) with Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock ("EXPE") and Expedia class B common stock (the “Expedia class B common stock,” and together with EXPE, the “Expedia common stock”) then owned by Liberty Interactive. Liberty Interactive was also subject to a governance agreement (the “Governance Agreement”) with Expedia which provided for the right to nominate 20% of the members of Expedia's board of directors, which was comprised of 13 members (three of which were nominated by Liberty Interactive). The Governance Agreement also provided for registration and other rights and imposed certain restrictions on the ownership of shares of Expedia class B common stock. Pursuant to the Governance Agreement, Liberty Interactive had (and, following the completion of the Expedia Holdings Split-Off, the Company has) preemptive rights that entitle it to purchase a number of shares of Expedia common stock (excluding certain issuances related to options, warrants or convertible securities) so that Liberty Interactive or the Company, as applicable, would or will maintain the identical ownership interest in Expedia (subject to certain adjustments) that it had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Liberty Interactive or the Company, as applicable, would or will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty Interactive or the Company, as applicable, opted or opts to acquire shares of EXPE in lieu of shares of Expedia class B common stock. Based on the Stockholders Agreement and the Governance Agreement, the Company determined that, prior to the Expedia Holdings Split-Off, it did not control Expedia but instead had significant influence with respect to Expedia and accordingly, accounted for its investment in Expedia as an equity method affiliate.

In connection with the Expedia Holdings Split-Off, (a), the Governance Agreement and Stockholders Agreement were assigned by Liberty Interactive to the Company and (b) Mr. Diller ceased to directly control a majority voting interest in Expedia by irrevocably assigning (the “Diller Assignment”) the Diller Proxy to the Company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off, subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone (“Malone”), Leslie Malone (“Mrs. Malone” and together with Malone, the “Malone Group”), Liberty Interactive and the Company (the “Amended and Restated Transaction Agreement” and the date on which such termination event occurs, the

“Proxy Arrangement Termination Date”). By virtue of (i) certain governance rights with respect to the Company as set forth in the Company’s restated certificate of incorporation (the “restated charter”), an amendment to the Stockholders Agreement and the Amended and Restated Transaction Agreement and (ii) the grant by the Malone Group to Mr. Diller of an irrevocable proxy to vote, subject to certain exceptions, shares of the Company’s common stock beneficially owned by the Malone Group upon the completion of the Expedia Holdings Split-Off or thereafter for a period of time ending upon termination of Mr. Diller's assignment of the Diller Proxy (the arrangements described in clauses (i) and (ii), together with the Diller Assignment, the “proxy arrangements”), Mr. Diller will be able to elect and replace the directors of the Company who will determine how the Company will exercise certain rights and vote the shares of EXPE and Expedia class B common stock owned by the Company in the election of Expedia directors, though Malone will retain the ability to remove such directors of the Company. The rights under the Governance Agreement and Stockholders Agreement, each as assigned and amended, will be maintained even upon termination of the proxy arrangements. As a result, Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia.

Expedia is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio—including more than 350,000 properties and over 1.2 million online bookable vacation rental listings in approximately 200 countries, 500 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via Expedia’s traditional desktop and mobile offerings, as well as through alternative distribution channels including social media, its private label business and its call centers in order to reach its extensive, global audience. In addition, Expedia’s advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

Vitalize is primarily an Internet retailer of sports, fitness, dietary supplements, and other health and wellness products. It is also a large publisher of online health and fitness content, offering complimentary fitness content, workout programs, video trainers, articles, recipes, health advice and motivational stories. The online model also includes a combination of detailed product information and real-time user reviews to help its visitors achieve their health and fitness goals. Visitors include gym-goers, athletes, weightlifters and bodybuilders, and any individual wanting to improve their mental and physical well-being through diet and exercise. Vitalize launched its Bodybuilding.com website in 1999 and now includes more than 30,000 pages of editorial content, 10,000 videos and 16,000 pages of store content. Its properties encompass approximately 30 million monthly unique visitors that create an inclusive fitness community that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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
•

domestic and international economic and business conditions and industry trends, including the impact of the United Kingdom’s referendum in which British citizens approved an exit from the European Union;

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

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A. "Risk Factors" and other cautionary statements contained in this Annual Report.  Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

This Annual Report includes information concerning Expedia, a public company in which we have a  controlling interest that files reports and other information with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended. Information in this Annual Report concerning Expedia has been derived from the reports and other information filed by it with the SEC. If you would like further information about Expedia, the reports and other information it files with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

(b)	Financial Information about Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the online travel and personal fitness industries. Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our  annual consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings. Financial information related to our operating segments can be found in note 12 to our consolidated financial statements found in Part II of this report.

For the year ended December 31, 2016, Expedia Holdings has identified Expedia and Vitalize as its reportable segments. Expedia is a consolidated subsidiary of Expedia Holdings that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Vitalize is a wholly-owned company of Expedia Holdings and primarily an Internet retailer of sports, fitness and nutritional supplements. Vitalize also hosts an online health-and-fitness publication, offering free fitness content, workout programs, video trainers, recipes, health advice and motivational stories. Vitalize's revenue primarily consists of sales of health and wellness products.

It is not expected that Vitalize will be a reportable segment subsequent to 2016 due to the overall size of the business in comparison to the consolidated results of Expedia Holdings.

(c)	Narrative Description of Business

The following table identifies our subsidiaries.

Consolidated Subsidiaries

Expedia, Inc. (Nasdaq:EXPE)

Vitalize, LLC (formerly known as Bodybuilding.com, LLC)

Expedia

Expedia is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio—including more than 350,000 properties and over 1.2 million online bookable vacation rental listings in approximately 200 countries, over 500 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via Expedia’s traditional desktop and mobile offerings, as well as through alternative distribution channels including social media, its private label business and its call centers in order to reach its extensive, global audience. In addition, Expedia’s advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

Expedia is focused on revolutionizing travel through the power of technology. Expedia believes the strength of its brand portfolio as well as its enhanced product offerings and new channel penetration drives customer demand, which when combined with its global scale and broad based supply, gives Expedia a unique advantage in addressing the ongoing migration of travel bookings from offline to online around the world. With Expedia's unmatched global audience of travelers, and its deep and broad selection of travel products, there is a rich interplay between supply and demand in Expedia's global marketplace that helps it provide value to both travelers planning trips and supply partners wanting to grow their business through a better understanding of travel retailing and consumer demand in addition to reaching consumers in markets beyond their reach. Expedia's primary growth drivers are technology and product innovation, global expansion, and new channel penetration.

Portfolio of Brands

Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. Expedia knows that consumers typically visit multiple travel sites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of its sites. Expedia also markets to consumers through a variety of channels, including internet search and metasearch sites, and having multiple brands appear in search results also increases the likelihood of attracting visitors. Expedia's brands tailor their product offerings and websites to particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while the Classic Vacations brand targets high-end, luxury travelers. Brand Expedia spans the widest swath of potential customers with travel options across a broad value spectrum, while the Hotels.com brand focuses specifically on a hotel only product offering.

Expedia organizes its company around key platforms. The Brand Expedia Group consists of Expedia’s multi-product brands, including Brand Expedia, Orbitz, Travelocity, Wotif Group and Expedia Local Expert. In addition, Expedia’s Hotwire brand also offers consumers reservations for hotel, airline tickets and rental cars.

Brand Expedia. Brand Expedia is a leading full-service online travel brand with localized sites in 33 countries offering a wide selection of travel products and services. Through award-winning mobile apps and Expedia-branded websites, travelers have access to the latest technology that delivers airline tickets, lodging, car rentals, rail, cruises, insurance and many things to do — such as airport transfers, activities and tours — from hundreds of thousands of suppliers, on both a standalone and package basis. Across the more than 20 years that Expedia has been helping people travel with confidence and ease, the company has learned that travelers benefit when Expedia continually improves and optimizes its offering, to ensure that travelers the world over can book the trip they need, in the manner they choose, at any point and save. That commitment has propelled Expedia to a leadership position within travel, and ensures that Expedia can continue to help millions of travelers experience the world.

Orbitz.    In September 2015, Expedia acquired Orbitz Worldwide, Inc. (“Orbitz”), including all of its brands and assets. Orbitz Worldwide is a travel portfolio including Orbitz.com,  CheapTickets.com and ebookers.

Travelocity.    After entering into an exclusive, long-term strategic marketing agreement with Travelocity during the third quarter of 2013, under which Brand Expedia powered the technology platform, supply and customer service for Travelocity’s existing websites in the United States and Canada, Expedia announced in January 2015 that it had acquired the Travelocity brand and associated assets from Sabre Corporation (“Sabre”) and had terminated the strategic marketing and other related agreements. A pioneer in the online travel industry, Travelocity celebrated its 20th anniversary in 2016.  Travelocity and its famous Roaming Gnome encourage travelers in the United States and Canada to “Wander Wisely™”.

Wotif Group.    In November 2014, Expedia completed the acquisition of Wotif Group, a leading Australian online travel company, comprised of the Wotif.com, lastminute.com.au and travel.com.au brands in Australia, and Wotif.co.nz and lastminute.co.nz in New Zealand. Wotif.com launched in 2000, and was listed on the Australian Securities Exchange in June 2006 as Wotif.com Holdings Limited, under the ASX code "WTF," prior to being acquired by Expedia.

Expedia Local Expert.    The Expedia Local Expert (“LX”) network offers online and in-market concierge services, activities, experiences, attractions and ground transportation. With access to a rich portfolio of over 25,000 tours and adventures, LX can be found on more than 60 Expedia websites, and operates more than 100 concierge and activity desks in major resort destinations.

Hotwire.    Hotwire offers a travel booking service that matches flexible, value-oriented travelers with suppliers who have excess seats, rooms and cars they offer at lower rates than retail. Hotwire’s Hot Rate® Hotels, Hot Rate® Cars and Hot Rate® Flights offer travelers an extra low price as the supplier name is not revealed until after the traveler books and pays. With Hotwire’s unique model, suppliers create value from excess availability without diluting their core, brand-loyal traveler base. Hotwire partners with leading hotel companies worldwide, brand-name domestic and international airlines, and major car rental companies in the United States.

Expedia’s hotel-only platform includes Hotels.com Worldwide and Expedia Affiliate Network.

Hotels.com Worldwide.    Hotels.com is focused entirely on marketing and distributing lodging accommodations. Hotels.com, with 89 localized sites worldwide in 39 languages worldwide and market leading mobile apps on all major platforms, offers travelers a broad selection of lodging options. Because of its single product offering, Hotels.com is often Expedia’s first entry point into a region allowing Expedia to evaluate the market opportunity prior to adding additional brands and product offerings. Hotels.com Rewards®, the loyalty program established in 2008, offers travelers the ability to earn one free night for every ten nights stayed.

Expedia Affiliate Network.    Expedia's purely partner-focused arm, Expedia Affiliate Network (“EAN”), partners with businesses across a wide range of verticals including loyalty programs, airlines, travel agents and online retailers who remarket EAN’s accommodation rates and availabilities to their travelers. Partners can access EAN accommodations in the way that best suits their business, whether that is a fully customizable environment through EAN’s API or an ‘off-the-shelf,’ white-label or co-branded template solution offering.

Egencia.    Expedia’s full-service travel management company offers travel products and services to businesses and their corporate travelers. Egencia maintains a global presence in more than 65 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, a global technology platform coupled with local telephone assistance with expert travel consultants, unique supply targeted at business travelers, and consolidated reporting for its clients. Egencia charges its corporate clients account management fees, as well as transactional fees for various contacts made as part of the travel process. In addition, Egencia provides on-site agents to some corporate clients to provide in-house, seamless support. Egencia also offers consulting and meeting management services as well as advertising opportunities. Expedia believes the corporate travel sector represents a significant opportunity for Expedia through Egencia’s compelling technology solution for businesses seeking to improve employees’ travel experiences and optimize travel costs by moving the focus of the corporate travel program to online and mobile services versus the traditional call center approach.

HomeAway.    In December, 2015, Expedia acquired HomeAway, Inc. (“HomeAway”), which operates an online marketplace for the vacation rental industry. The HomeAway portfolio includes the vacation rental websites

HomeAway.com, VRBO.com and VacationRentals.com in the United States; HomeAway.co.uk and OwnersDirect.co.uk in the United Kingdom; HomeAway.de in Germany; Abritel.fr and Homelidays.com in France; HomeAway.es and Toprural.es in Spain; AlugueTemporada.com.br in Brazil; HomeAway.com.au and Stayz.com.au in Australia; Bookabach.co.nz in New Zealand; and in Asia, HomeAway.asia. HomeAway also operates BedandBreakfast.com, a comprehensive global site for finding bed-and-breakfast properties. In addition to its online marketplace, HomeAway also offers software solutions to property managers through its HomeAway Software for Professionals and Glad to Have You products.

trivago.    trivago N.V. (“trivago”) is Expedia's majority-owned hotel metasearch company, based in Dusseldorf, Germany, featuring price comparison from approximately 1.3 million hotels in over 190 countries.  Officially launched in 2005, trivago is one of the best known brands globally for searching for hotels online and can be accessed worldwide via 55 localized websites and apps in 33 languages. Subsequent to its initial public offering (“IPO”) in December 2016, the company is listed on the Nasdaq Global Select Market and trades under the symbol “TRVG”.

Classic Vacations.    Classic Vacations offers individually tailored vacations primarily through a national network of third-party retail travel agents. Classic Vacations delivers a full line of premium vacation packages—air, hotels, car rentals, activities, cruises and private transportation—to create customized luxury vacations in Hawaii, the Caribbean, Mexico, Costa Rica, Europe, Australia, New Zealand, Fiji, Maldives, Dubai, Seychelles and Tahiti. Travel agents and travelers can preview the product offering through Expedia's website www.classicvacations.com.

Expedia CruiseShipCenters.    Expedia CruiseShipCenters is a leading seller of cruises and vacations. The franchise company has over 230 retail locations across North America, a team of over 4,500 professionally-trained vacation consultants and an inventory of more than 200,000 staterooms available to book online or in store.

CarRentals.com.    CarRentals.com is an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. Following Expedia’s July 2014 acquisition of the Auto Escape Group, one of Europe’s leading online car rental reservation companies, the Auto Escape Group joined with the CarRentals.com brand. With CarRentals.com’s international expansion, it is able to provide Expedia’s customers more choices across the globe and help its supply partners expand their marketing reach.

Growth Strategy

Product Innovation.    Each of Expedia’s leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, Expedia made key investments in technology, including significant development of its technical platforms that makes it possible for Expedia to deliver innovations at a faster pace. For example, Expedia launched new global platforms for Hotels.com and Brand Expedia, enabling it to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, Expedia acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia completed the acquisition of Orbitz Worldwide, including all of its brands. The migration of the Orbitz.com, CheapTickets.com and ebookers sites to the Expedia technology platform was completed in the first half of 2016, and Orbitz for Business customers were migrated to the Egencia technology platform as of July 2016. In December 2015, Expedia completed the acquisition of HomeAway, including all of its brands. Expedia intends to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion.    The Expedia, Hotels.com, Egencia, and EAN brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online reservation in Europe and Wotif Group includes a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au. Egencia, Expedia’s corporate travel business, operates in over 65 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. The HomeAway portfolio has over 50 vacation rental sites all around the world. Expedia owns a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In December 2016, trivago successfully completed its IPO and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, Expedia has commercial agreements in place with Ctrip International, Ltd. (“Ctrip”) and eLong, Inc. (“eLong”) in China, as well as Decolar.com, Inc. in Latin America. In 2016, approximately 36% of Expedia’s worldwide gross bookings and 43% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. Expedia has a goal of generating at least 65% of its revenue through businesses and points of sale outside of the United States.

In expanding its global reach, Expedia leverages significant investments in technology, operations, brand building, supplier relationships and other initiatives that it has made since the launch of Expedia.com in 1996. Expedia’s scale of operations enhances the value of technology innovations it introduces on behalf of its travelers and suppliers. Expedia believes that its size and scale afford the company the ability to negotiate competitive rates with its supply partners, provide breadth of choice and travel deals to its traveling customers through an expanding supply portfolio and create opportunities for new value added offers for its customers such as its loyalty programs. The size of Expedia’s worldwide traveler base makes its sites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of Expedia’s user base and search query volume allows Expedia to test new technologies very quickly in order to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to its worldwide audience in order to drive improvements in conversion.

New Channel Penetration.    Technological innovations and developments continue to create new opportunities for travel bookings made through mobile devices, in addition to more traditional methods like desktop and laptop computers. In the past few years, each of Expedia’s brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and some of Expedia’s brands now see more traffic via mobile devices than via traditional desktops. Mobile bookings via smartphones continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than Expedia had historically experienced via more traditional online booking methods. In addition, Expedia is seeing increasing cross-device usage among its customers, who connect to Expedia’s websites and apps across multiple devices and platforms throughout their travel planning process. Expedia also believes mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the year ended December 31, 2016, nearly one in three Expedia transactions were booked globally on a mobile device.

Business Models

Expedia makes travel products and services available both on a stand-alone and package basis, primarily through the following business models: the merchant model, the agency model and the advertising model. In addition, upon Expedia’s acquisition of HomeAway in December 2015, Expedia also earns revenue related to subscription-based vacation rental listing and other ancillary services provided to property owners and managers as well as from the traveler service fee that was rolled out in the United States and Europe in the first half of 2016.

Under the merchant model, Expedia facilitates the booking of hotel rooms, airline seats, car rentals and destination services from its travel suppliers and Expedia is the merchant of record for such bookings. The majority of Expedia’s merchant transactions relate to hotel bookings. Under the agency model, Expedia facilitates travel bookings and acts as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. Expedia receives commissions or ticketing fees from the travel supplier and/or traveler.

Expedia continues to see closer integration of the agency hotel product with its core merchant product through its Expedia Traveler Preference (“ETP”) program by offering, for participating hotels, customers the choice of whether to pay Expedia in advance under Expedia’s merchant program (Expedia Collect) or pay at the hotel at the time of the stay (Hotel Collect). Growth in Expedia’s ETP program has generally resulted in reduced negotiated economics to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, and as Expedia continues to expand the breadth and depth of its global hotel offering, it has made and expects to continue to make adjustments to its economics in various geographies including changes based on local market conditions. Based on these dynamics, Expedia expects its revenue per room night to remain under pressure in the future.

Through various of the Expedia-branded and other websites, travelers can dynamically assemble multiple component travel packages in a single transaction at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites primarily include a merchant hotel component and an air or car component. Travelers select packages based on the total package price, without being provided component pricing. The use of the merchant travel components in packages enables Expedia to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their other models. In addition, Expedia also offers third-party pre-assembled package offerings, primarily through its international points of sale, further broadening its scope of products and services to travelers. Expedia expects the package product to continue to be marketed primarily using the merchant model.

Under the advertising model, Expedia offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on trivago and its transaction-based websites.

With its acquisition of HomeAway and all of its brands in December 2015, Expedia has expanded into the fast growing $100 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with market practice. The fee is expected to continue to contribute to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016.

Relationships with Travel Partners

Overview.    Expedia makes travel products and services available from a variety of hotel companies, large and small commercial airlines, car rental companies, cruise lines, destination service providers and HomeAway property owners and managers. Expedia seeks to build and maintain long-term, strategic relationships with travel suppliers and global distribution system (“GDS”) partners. An important component of the success of Expedia's business depends on its ability to maintain its existing, as well as build new, relationships with travel suppliers and GDS partners.

Travel Suppliers.    Expedia strives to deliver value to its travel supply partners through a wide range of innovative, targeted merchandising and promotional strategies designed to generate consumer demand and increase their revenue, while simultaneously reducing their overall marketing transaction and customer service costs. Expedia's strategic account managers and local hotel market managers work directly with travel suppliers to optimize the exposure of their travel products and brands through Expedia's points of sale, including participation in need-based, seasonal and event-driven promotions and experimentation within the new channels Expedia is building.

Expedia has developed proprietary, supplier-oriented technology that streamlines the interaction between some of its websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through Expedia's brands. Through this "direct connect" technology, hotels can upload information about available products and services and rates directly from their central reservation systems into Expedia's websites, as well as automatically confirm hotel reservations made by Expedia's travelers. In the absence of direct connect technology, both of these processes are generally completed via a proprietary extranet.

In addition, HomeAway's vacation rental listing services includes a set of tools for property owners or managers, which enables them to manage an availability calendar, reservations, inquiries and the content of the listing, as well as provide various other services for property owners or managers to manage reservations or drive incremental sales volume.

Distribution Partners.    GDSs, also referred to as computer reservation services, provide a centralized, comprehensive repository of travel suppliers' 'content'—such as availability and pricing of seats on various airline point-to-point flights, or 'segments'. The GDSs act as intermediaries between the travel suppliers and travel agencies, allowing agents to reserve and book flights, rooms or other travel products. Expedia's relationships with GDSs primarily relate to its air business. Expedia uses Sabre, Amadeus and Travelport as its GDS segment providers in order to ensure the widest possible supply of content for Expedia's travelers.

Marketing and Promotions

Expedia's marketing programs are intended to build and maintain the value of its various brands, drive traffic and ultimately bookings through its various brands and businesses, optimize ongoing traveler acquisition costs and strategically position its brands in relation to one another. Expedia's long-term success and profitability depends on its continued ability to maintain and increase the overall number of traveler transactions flowing through its brand and shared global platforms in a cost-effective manner, as well as its ability to attract repeat customers to its sites.

Expedia's marketing channels primarily include online advertising, including search engine marketing and optimization, as well as metasearch, social media sites, offline advertising, loyalty programs, mobile apps and direct and/or personalized traveler communications on its websites as well as through direct e-mail communication with its travelers. Expedia's marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from its travel suppliers based on its supplier relationships. Expedia's traveler loyalty programs include Hotels.com Rewards on Hotels.com global websites and Expedia® + rewards on over 30 Brand Expedia points of sale, as well as Orbitz Rewards on Orbitz.com. The cost of these loyalty programs is recorded as a reduction of revenue in Expedia's consolidated financial statements.

Expedia also makes use of affiliate marketing. The Expedia.com, Hotels.com, Hotwire, Travelocity, HomeAway, Wotif and lastminute.com.au branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. Affiliate partners can also make travel products and services available on their own websites through a Brand Expedia, Hotels.com or HomeAway co-branded offering or a private label website. Expedia's EAN business provides its affiliates with technology and access to a wide range of products and services. Expedia manages agreements with thousands of third-party affiliate partners, including a number of leading travel companies, pursuant to which it pays a commission for bookings originated from their websites.

Operations and Technology

Expedia operates several technology platforms that support its brands. The Brand Expedia technology platform supports Expedia’s full-service and multi-product brands, including Brand Expedia, Orbitz, Travelocity, Wotif Group and Expedia Local Expert, as well as certain parts of the Hotwire brand. The Hotels.com technology platform supports Expedia’s hotel-only offering, including Hotels.com Worldwide and EAN. In addition, Expedia operates Egencia, its corporate travel platform; HomeAway, Expedia’s vacation rentals platform; and trivago, the hotel-only metasearch platform.

All of Expedia’s brands share and benefit from its corporate technology infrastructure, including customer support, data centers and transaction processing capabilities.

Expedia provides 24-hour-a-day, seven-day-a-week traveler sales and support by telephone or via e-mail. For purposes of operational flexibility, Expedia uses a combination of outsourced and in-house call centers. Expedia's call centers are located throughout the world, including outsourced operations in the Philippines, El Salvador, Egypt and India. Expedia invested significantly in its call center technologies, with the goal of improving customer experience and increasing the efficiency of its call center agents, and has plans to continue reaping the benefits of these investments going forward.

Expedia's systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have 24-hour monitoring and engineering support, as well as in the public cloud. These data centers have their own generators and multiple back-up systems. Significant amounts of Expedia's owned computer hardware for operating the websites are located at these facilities. For some critical systems, Expedia has both production and disaster-recovery facilities. Expedia's technology systems are subject to certain risks, which are described in "Part I, Item 1A - Risk Factors."

Intellectual Property

Expedia's intellectual property rights, including its patents, trademarks, copyright, domain names, trade dress, proprietary technology and trade secrets, are an important component of its business. For example, Expedia relies heavily upon its intellectual property and proprietary information in its content, brands, software code, proprietary technology, ratings indexes, informational databases, images, graphics and other components that make up its services. Expedia has acquired some of its intellectual property rights and proprietary information through acquisitions, as well as licenses and content agreements with third parties.

Expedia protects its intellectual property and proprietary information by relying on its terms of use, confidentiality procedures and contractual provisions, as well as international, national, state and common law rights. In addition, Expedia enters into confidentiality and invention assignment agreements with employees and contractors, and license and confidentiality agreements with other third parties. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Expedia's trade secrets or its intellectual property and proprietary information without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar properties.

Expedia maintains its trademark portfolio by filing trademark applications with the appropriate international trademark offices, maintaining appropriate registrations, securing contractual trademark rights when appropriate, and relying on common law trademark rights when appropriate. Expedia also registers copyrights and domain names as it deems appropriate. Expedia protects its trademarks, copyrights and domain names with an enforcement program and use of intellectual property licenses. Trademark and intellectual property protection may not be available or may not be sought, sufficient or effective in every jurisdiction where Expedia operates. Contractual disputes or limitations may affect the use of trademarks and domain names governed by private contract.

Expedia has considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by Expedia.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia's variable cost of revenue and direct sales and marketing costs, which it typically realizes in closer alignment to booking volumes, and the more stable nature of its fixed costs. Furthermore, operating profits for Expedia's primary advertising business, trivago, are experienced in the second half of the year, as selling and marketing costs offset revenue in the first half of the year as Expedia aggressively markets during the busy booking period for spring, summer and winter holiday travel. Additionally, trivago has historically earned a substantial portion of its operating profits in the fourth quarter. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia's international operations, advertising business or a change in its product mix, including the assimilation and growth of HomeAway, may influence the typical trend of the seasonality in the future. Expedia expects that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings, its seasonal trends will generally trend similar to Expedia’s other traditional leisure businesses over time.

Terms of Investment in Expedia

Historically, Liberty Interactive was a party to a Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy over all the shares of Expedia common stock owned by Liberty Interactive. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company through the Proxy Arrangement Termination Date pursuant to the proxy arrangements. As a result, we began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia. Liberty Interactive was also subject to a Governance Agreement with Expedia, which was assigned to us in connection with the Expedia Holdings Split-Off and which provides us following the Expedia Holdings Split-Off, with certain director nomination and other rights and imposes certain restrictions on the ownership of shares of Expedia class B common stock. We will maintain our rights under the Governance Agreement and the Stockholders Agreement, each as assigned and amended, even upon termination of the proxy arrangements.

Bodybuilding Restructuring

In 2016, Bodybuilding.com, LLC underwent a corporate restructuring, which resulted in Bodybuilding.com, LLC becoming a wholly-owned subsidiary of Vitalize. Effective November 17, 2016, Bodybuilding.com, LLC amended its Certificate of Formation in the State of Delaware to change its name to Vitalize, LLC, and a new Bodybuilding.com, LLC (“Bodybuilding”) was formed in the state of Delaware, effective November 1, 2016. In addition to the new Bodybuilding, which will continue to offer online retail sales of dietary supplements, Vitalize also formed Verity Nutrition, LLC (“Verity Nutrition”) on August 23, 2016 and WeMotivate, LLC (“WeMotivate”) on October 19, 2016, both of which are also wholly-owned subsidiaries of Vitalize. Financial results for Vitalize are all attributable to Bodybuilding, its wholly owned subsidiary, for the years ended December 31, 2016, 2015 and 2014.

Vitalize

Vitalize, a Delaware limited liability company, is a holding company engaged in health, fitness, and media-related business segments. Vitalize currently has three wholly-owned operating subsidiaries: Bodybuilding, WeMotivate, and Verity Nutrition. Vitalize is focused on pursuing a value-oriented investment strategy, growing attractive businesses, and creating a diverse portfolio of health and fitness related companies.  Vitalize provides expertise to incubate new products and brands that address market opportunities and generate attractive returns. Vitalize provides support to its established and emerging businesses by providing strategic guidance, capital and shared operational and financial services to its subsidiaries.

Vitalize is a wholly owned subsidiary of Expedia Holdings.

WeMotivate and Verity Nutrition

WeMotivate is a full-service media and advertising production and distribution company providing custom creative services, media solutions, and media planning and buying services. It delivers offline content, online content, and advertising for Vitalize subsidiaries and other third party partners and clients.

Verity Nutrition develops private label products and fitness accessories designed for a wide range of partners and channels, including websites and brick-and-mortar stores. It formulates, facilitates the manufacturing process for, and delivers high-quality supplements and accelerates the brand and product development cycle for Vitalize companies and other third party partners.

Bodybuilding

Bodybuilding is primarily an Internet retailer of sports, fitness and dietary supplements and other health and wellness products. Bodybuilding markets approximately 550 globally recognized brands, including several brands exclusive to its retail channel. Through its website and mobile applications, Bodybuilding offers directly to its customers one of the largest varieties of supplements, vitamins, minerals, exercise products, and clothing and exercise equipment, with approximately 18,000 stock keeping units, and delivers its products primarily through its fulfillment centers.

Bodybuilding is one of the largest e-retailers in the nutritional and dietary-supplement industry, based on data from the Nutritional Business Journal. It also publishes a significant amount of online health and fitness content, offering complimentary fitness content, workout programs, video trainers, articles, recipes, health advice and motivational stories. Bodybuilding's online model also includes a combination of detailed product information and real-time user reviews to help its visitors select products designed to aid in achieving their health and fitness goals. Bodybuilding's website, Bodybuilding.com, was launched in 1999 and currently includes more than 30,000 pages of editorial content, 10,000 videos and 16,000 pages of store content.

Visitors to Bodybuilding's website typically include approximately 30 million monthly unique visitors that create an inclusive online fitness community that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements. Providing customers with the information, motivation and supplements necessary to reach and maintain their health and fitness goals perpetuates website traffic, continued

engagement and product purchases. Bodybuilding primarily generates revenue from the online sale of products, through Bodybuilding's website and mobile applications. In addition, a limited amount of revenue is generated through advertising.

Bodybuilding's performance is affected by industry trends including, among others, demographic trends and health and lifestyle preferences, as well as other factors, such as competition, industry media coverage and governmental actions. For example, the dietary supplement industry is subject to potential regulatory activity and other legal matters that could affect the credibility of a given product or category of products. Consumer trends may be influenced by current economic conditions, and limited product innovation, and introductions in the vitamins, minerals and supplements (“VMS”) industry can dramatically affect purchasing patterns. Even though Bodybuilding's business model allows it to respond to changing industry trends by introducing new products and adjusting its product mix and offering sales incentives, such actions may not fully alleviate adverse trends.

Product Offerings

Vitalize's sports nutrition consumers look for products to help maintain or supplement a healthy lifestyle. These products are used in conjunction with cardiovascular conditioning, weight training, overall wellness, and sports activities. Sports nutrition supplements include protein and weight gain powders, meal replacements, weight management, energy production, recovery enhancement and pre- and post-workout supplements. Vitalize’s sports nutrition products are offered in many convenient forms, such as powders, tablets, capsules, soft gels and liquids. In 2016, these products generated approximately 82% of Vitalize's revenue, with protein, pre-workout and post-workout supplements representing 42%, 16% and 15% of revenue, respectively. Vitalize’s other products outside of the sports nutrition category include items such as multivitamins, herbs, minerals, botanicals, probiotics, apparel and accessories.

Suppliers

Vitalize partners with a large number of suppliers; however, approximately 58% of inventory purchases are concentrated with its top eight suppliers. Vitalize's largest supplier accounted for approximately 17% of its merchandise purchases in fiscal year 2016. Vitalize considers numerous factors in selecting its suppliers, including, among others, quality, price, credit terms and product offerings. Vitalize does not typically enter into fixed-term supply agreements with its vendors. Vitalize strives to maintain sufficient inventory to enable it to meet customer demand and provide a high level of service to its customers.

Seasonality

Vitalize's business is slightly seasonal. The first quarter of a given calendar year, when consumers implement their New Year's resolutions related to health and fitness, accounts for the largest percentage of company sales by quarter. There are varying degrees of seasonality throughout the remainder of the year based on key promotional events such as, among others, Black Friday, Cyber Monday, Bodybuilding's annual Birthday Sale, and the Bodybuilding supplement awards.

Intellectual Property

Vitalize's intellectual property (including trademarks, service marks, trade dress, logos, copyrights, domain names, trade secrets and proprietary technologies) is a critical part of its business. To protect its intellectual property, Vitalize relies on a combination of laws and regulations, as well as contractual restrictions. Vitalize pursues the registration of trademarks and service marks, including "Bodybuilding.com" and certain variations thereon, copyrights and domain names in the United States and certain foreign locations. Vitalize also relies on the protection of laws regarding unregistered copyrights for its proprietary software and certain other content it creates. Vitalize continues to evaluate the merits of applying for future copyright registrations. Vitalize also evaluates technology and inventions for patentability and may consider filing patent applications for future technology inventions, and relies on trade secret laws to protect its proprietary technology and other intellectual property. To further protect its intellectual property, Vitalize enters into confidentiality and assignment of inventions agreements with certain employees and contractors, as well as confidentiality agreements with other third parties, such as suppliers. Vitalize's private label formulations are proprietary, protected by contractual confidentiality, and subject to statutory trade secret protection where applicable.

Regulatory Matters

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2012, the Federal Trade Commission (“FTC”) adopted regulations implementing COPPA. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. On February 24, 2016, the President signed legislation that permanently extends the moratorium on state and local taxes on Internet access and commerce.

Our online commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, in April 2016, the European Parliament and the Council of the European Union adopted the General Data Protection Regulation which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. The new data laws take effect in May 2018. Further, on October 6, 2015, the Court of Justice of the European Union invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in European Union nations for use in the U.S. In early 2016, European Union and U.S. authorities reached agreement on a new data transfer framework, the EU-U.S. Privacy Shield, which became fully operational on August 1, 2016, but which is the subject of litigation. Finally, on January 10, 2017, the European Commission proposed new regulations regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as "cookies."

In the U.S., the FTC has proposed a privacy policy framework, and the new Congress may impose legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the Federal Communications Commission (“FCC”) amended its regulations under the Telephone Consumer Protection Act (“TCPA”), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, the businesses could be harmed. Congress and individual states may consider additional online privacy legislation.

Goods sold over the Internet also must comply with traditional regulatory requirements, such as the FTC requirements regarding truthful and accurate claims. Other Internet-related laws and regulations enacted in the future may cover issues such as defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The future adoption of such laws or regulations may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of our online commerce businesses and increase their costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

In 2015, the FCC adopted rules in its open Internet proceeding that could restrict the ability of broadband providers to block or otherwise disadvantage our business. Among other things, the open Internet rules prohibit Internet service providers from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic. On June 14, 2016, the United States Court of Appeals for the District of Columbia Circuit denied petitions for review filed by several broadband providers challenging the new open Internet rules, but additional appeals remain pending. Congress or the FCC may modify or repeal the open Internet rules.

Proposed Changes in Regulation.    The regulation of Internet services, online sales and other forms of product marketing is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

Expedia

Expedia must comply with laws and regulations relating to the travel industry, the vacation rental industry and the provision of travel services, including registration in various states as "sellers of travel" and compliance with certain disclosure requirements and participation in state restitution funds. In addition, Expedia's businesses are subject to regulation by the U.S. Department of Transportation and must comply with various rules and regulations governing the provision of air transportation, including those relating to advertising and accessibility.

As Expedia continues to expand the reach of its brands into the European, Asia-Pacific and other international markets, it is increasingly subject to laws and regulations applicable to travel agents or tour operators in those markets, including, in some countries, pricing display requirements, licensing and registration requirements, mandatory bonding and travel indemnity fund contributions, industry specific value-added tax regimes and laws regulating the provision of travel packages. For example, the European Economic Community Council Directive on Package Travel, Package Holidays and Package Tours imposes various obligations upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers for improper performance of the package, including supplier failure. New European Union regulations regarding package tours are scheduled to take effect in 2018.

Additionally, Expedia is subject to consumer protection, privacy and consumer data, labor, economic and trade sanction programs, tax, and anti-trust and competition laws and regulations around the world that are not specific to the travel industry. Some of these laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements relate to Expedia's various business models.

Vitalize

The Food and Drug Administration (“FDA”) is the regulatory agency with principal oversight authority for the products Vitalize offers, and the FTC regulates the advertising of those products. Vitalize's internal legal department reviews all aspects of its FDA and FTC regulatory processes for compliance with regulations. Vitalize has established processes to review the underlying safety and efficacy of its branded products, which include review of the ingredients' safety information, product formulation, product form, product labeling, the efficacy and claim support for the product and any marketing materials. All consumer communications that deal with product and health issues must be approved by Vitalize's compliance team prior to being disseminated to the public. Vitalize also has standard procedures whereby all potential contract manufacturers are reviewed and approved before they can supply any of Vitalize's branded products. In addition, all potential new products are evaluated and approved prior to being accepted into the branded product lines.

Vitalize's relationships with manufacturers require that all of its branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, including, but not limited to, compliance with applicable Current Good Manufacturing Practices. This requires, among other things, that ingredients in Vitalize's products must be tested for identity, purity, quality, strength and composition before being incorporated into branded products, and that Vitalize's final branded products must again be tested for identity, purity, quality, strength and composition prior to being released. All of these products require a certificate of analysis, which includes certification to 100% of label claims. Vitalize has established a standard quality control operating procedure that calls for on-site audits of its contract manufacturers' facilities and processes. Vitalize also requires that its manufacturers have certificates of analysis (such as for microbial testing and label testing). Third party vendors are also subject to a standard review, must comply with Vitalize's vendor partnership agreement and are required to carry adequate insurance policies to satisfy Vitalize's standards. Each new product proposed to be carried by Vitalize is reviewed by its legal department, which rejects those products that it believes may present undue risk or be unsafe.

Competition

Expedia

Expedia's brands compete in rapidly evolving and intensely competitive markets. Expedia believes international markets represent especially large opportunities for Expedia and those of its competitors that wish to expand their brands and businesses abroad to achieve global scale. Expedia also believes that it is one of only a few companies that are focused on building a truly global, travel marketplace.

Expedia's competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel metasearch websites, mobile travel applications and social media websites, as well as traditional consumer eCommerce and group buying websites. Expedia faces these competitors in local, regional, national and/or international markets. In some cases, competitors are offering more favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult. Expedia also faces competition for customer traffic on internet search engines and metasearch websites, which impacts its customer acquisition and marketing costs.

Expedia believes that maintaining and enhancing its brands is a critical component of its effort to compete. Expedia differentiates its brands from its competitors primarily based on the multiple channels it uses to generate demand, quality and breadth of travel products, channel features and usability, price or promotional offers, traveler service and quality of travel planning content and advice, as well as offline brand efforts. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic. Expedia's brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, complimentary services such as Wi-Fi, and better pricing. Expedia's websites feature travel products and services from numerous travel suppliers, and allow travelers to combine products and services from multiple providers in one transaction. Expedia faces competition from airlines, hotels, alternative accommodation sites, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to its websites. Expedia's business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.

Vitalize

Vitalize's performance is affected by competitive trends such as the entry of new competitors and competitors that have expanded their product selection to focus on sports nutrition. This includes many mass retailers as well as some of the largest online e-retailers. Additionally, changes in promotional strategies or expansion of product assortment by various competitors also impact competitive conditions. Vitalize believes the following are the principal competitive factors in its market:

•	pricing (including costs of shipping), selection and availability of products;
•	reliability and speed of delivery of products ordered online
•	the ability to offer relevant and engaging content;
•	the accessibility and ease of use of website and mobile applications; and
•	customer service and support.

Employees

Expedia Holdings does not have any corporate employees. Subsequent to the Expedia Holdings Split-Off, Liberty Media Corporation (“Liberty Media”) provides Expedia Holdings with certain transitional services pursuant to a services agreement, and certain of Liberty Interactive and/or Liberty Media's corporate employees and executive officers will provide services to Expedia Holdings. As of December 31, 2016, Expedia had approximately 20,075 full and part-time employees. As of December 31, 2016, Vitalize had approximately 600 full time equivalent employees and 5 part-time employees. None of these employees are represented by a labor union or covered by a collective bargaining agreement. Expedia Holdings believes that these employee relations are good.

(d) Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 12 to our consolidated financial statements found in Part II of this report.

(e) Available Information

All of our filings with the SEC, including our Form 10-K, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertyexpediaholdings.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website.  In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Expedia Holdings, Inc., 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772-1518.

The information contained on our website is not incorporated by reference herein.

Item 1A.   Risk Factors

The risks described below and elsewhere in this annual report are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to Expedia Holdings' Corporate History and Structure

The historical combined financial information of Expedia Holdings is not necessarily representative of Expedia Holdings’ future financial position, future results of operations or future cash flows, nor does it reflect what Expedia Holdings’ financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

Because the historical combined financial information of Expedia Holdings included in this Annual Report on Form 10-K includes the results of our legacy business and because such financial information largely reflects the historical results of Vitalize, it is not representative of Expedia Holdings’ future financial position, future results of operations or future cash flows, nor does it reflect what Expedia Holdings’ financial position, results of operations or cash flows would have been as a stand-alone company, pursuing independent strategies, during the periods presented, especially in light of the fact that the future results of operations will be significantly comprised of the results of Expedia.

We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

In connection with the Expedia Holdings Split-Off, our bankruptcy remote wholly-owned subsidiary (“SplitSPV”) entered into a margin loan arrangement in a principal amount of $400 million ($350 million of which was borrowed at the time of the Expedia Holdings Split-Off, secured by all of our shares of EXPE, which are held through SplitSPV and which is guaranteed solely by us, with one or more third parties (the “Margin Loan”). Our ability to meet our financial obligations and other contractual commitments, including to make debt service payments under SplitSPV's Margin Loan and any other credit facilities that we may obtain in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly owned subsidiary Vitalize, any dividends and interest we may receive from our investments (including Expedia) and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of our subsidiaries Vitalize and Expedia to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject.

We do not have direct access to the cash that Expedia generates from its operating activities.

Expedia generated approximately $1,565 million, $1,368 million, and $1,367 million of cash from its operations during the years ended December 31, 2016, 2015 and 2014, respectively. Expedia uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Expedia generates unless Expedia declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash (to the extent we were to participate in such repurchase) or otherwise distributes or makes payments to its stockholders, including us.

Although during the years ended December 31, 2016, 2015 and 2014, Expedia repurchased 4.0 million shares, 0.5 million shares and 7.0 million shares, respectively, spending $436 million, $45 million and $537 million, respectively, we have not participated in these stock repurchases. Further, for the years ended December 31, 2016, 2015 and 2014, Expedia declared aggregate dividends of $1.00 per share, $0.84 per share and $0.66 per share, respectively. Although we have participated, pro rata, in these dividends, no assurance can be given that Expedia will continue to pay cash dividends at the same rate or at all.

Our company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Expedia Holdings Split-Off, we have outstanding borrowings of $350 million under the Margin Loans. SplitSPV holds all of the shares of EXPE owned by our company. Because our most significant asset consists of our ownership interest in Expedia and the Margin Loans prohibit, with limited exceptions, the incurrence of additional indebtedness by SplitSPV, our company is very limited in its ability to incur additional financing, and our cash reserves and limited operating cash flow may be insufficient to satisfy our financial obligations. In addition, the Margin Loans provide that, among other triggering events, if at any time the closing price per share of EXPE falls below certain minimum values, a partial repayment of the Margin Loans will be due and payable with respect to each such circumstance, together with accrued and unpaid interest and, during approximately the first year of the term of the Margin Loans, a prepayment premium. If the Company or SplitSPV is unable to pay such amounts, the lenders may foreclose on the pledged shares of EXPE that SplitSPV holds and any other collateral that then secures SplitSPV's obligations under the Margin Loans, which would materially adversely affect our asset composition and financial condition as well as our access to capital on a going forward basis.

We have no operating history as a separate company upon which you can evaluate our performance.

We do not have an operating history as a separate public company. Accordingly, there can be no assurance that our business will be successful on a long-term basis. We may not be able to grow our businesses as planned and may not be profitable.

We may become subject to the Investment Company Act of 1940.

We do not believe that we are subject to regulation under the Investment Company Act of 1940 (the “40 Act”). We were formed for the purpose of effecting the Expedia Holdings Split-Off and owning and holding our 52.3% voting interest in Expedia and our wholly-owned subsidiary, Vitalize. We are primarily engaged in the global travel and online commerce industries through these companies. Our officers and any employees who provide services to us pursuant to the terms of the services agreement with Liberty Media devote their business activities with respect to us to the businesses of these companies. Our interests in Expedia and Vitalize comprise substantially all of our assets, and substantially all of our income, if any, is derived from dividends and other distributions made on our interests in Expedia and Vitalize. Based on these factors, we believe that we are not an investment company under the 40 Act, including under Section 3(b)(1) of the 40 Act. If, at any time, we become primarily engaged, directly or through one or more of our subsidiaries, in a business of investing, reinvesting, owning, holding or trading in securities, we could become subject to regulation under the 40 Act. Following any such change in our business and after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, and could restrict our activities going forward. In addition, if we were to become inadvertently subject to the 40 Act, any violation of the 40 Act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable.

Factors Relating to Expedia Holdings’ Businesses

Expedia operates in an increasingly competitive global environment.

The market for the services that Expedia offers is increasingly and intensely competitive. Expedia competes with both established and emerging online and traditional sellers of travel-related services, including:

•	online and traditional travel agencies, wholesalers and tour operators;
•	travel suppliers, including hotels and airlines;
•	large online portal and search websites;
•	travel metasearch websites;
•	corporate travel management service providers;
•	mobile platform travel applications;
•	social media websites;
•	ecommerce websites and group buying websites; and
•	alternative accommodation websites.

Online and traditional travel agencies:    Expedia faces increasing competition from other online travel agencies (“OTAs”) in many regions, such as The Priceline Group and its subsidiaries Booking.com and Agoda.com, as well as regional competitors such as Ctrip, which in some cases may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. In addition, the global OTA market continues to consolidate, with certain competitors merging or forming strategic partnerships. Expedia also competes with traditional travel agencies (operating both offline and online), wholesalers and tour operators for both travelers and the acquisition and retention of supply.

Travel suppliers:    Travel suppliers such as airlines and hotels, may offer products and services on more favorable terms to consumers who transact directly with them, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites and mobile applications in lieu of third-party distributors such as the various Expedia sites. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites and several large hotel chains have combined to establish a single online hotels search platform with links directly to their own websites and mobile applications. In the past, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites. Suppliers who sell on their own websites, in some instances, offer advantages such as favorable rates, increased or exclusive product availability, complimentary Wi-Fi, and their own bonus miles or loyalty points, or in the case of airlines, promote hotel supply at their websites, which could make their offerings more attractive to consumers than Expedia's.

Search engines:    Expedia also faces increasing competition from search engines including Google. To the extent that these leading search engines that have a significant presence in Expedia's key markets disintermediate online travel agencies or travel content providers by offering comprehensive travel planning, shopping or booking capabilities, or increasingly refer those leads directly to suppliers or other favored partners, increase the cost of traffic directed to Expedia's websites, or offer the ability to transact on their own website, there could be a material adverse impact on Expedia's business and financial performance. For example, in recent years search engines have increased their focus on acquiring or launching flight and hotel search products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. In addition, these search engines continue to expand their voice and artificial intelligence capabilities. To the extent these actions have a negative effect on Expedia's search traffic or the cost of acquiring such traffic, Expedia's business and financial performance could be adversely affected.

In addition, Expedia's websites, or websites in which Expedia holds a significant ownership position, including trivago-branded websites, compete for advertising revenue with these search engines, as well as with large internet portal sites that offer advertising opportunities for travel-related companies. Several of these competitors have significantly greater financial, technical, marketing and other resources and larger client bases than Expedia. Expedia expects to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisitions costs, reduced margins on Expedia's advertising services, loss of market share, reduced customer traffic to Expedia's websites and reduced advertising by travel companies on Expedia's websites.

Travel metasearch engines:    Travel metasearch websites, including Kayak.com (a subsidiary of Priceline), trivago (a majority-owned subsidiary of Expedia), TripAdvisor, Inc. (“TripAdvisor”) and Qunar (a subsidiary of Ctrip), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch sites have added or intend to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of Expedia's brands. To the extent metasearch websites limit Expedia's participation within their search results, or consumers utilize the metasearch website for travel services and bookings instead of Expedia, Expedia's traffic-generating arrangements could be affected in a negative manner, or it may be required to increase its marketing costs to maintain market share, either of which could have an adverse effect on Expedia's business and results of operations. In addition, as a result of Expedia's acquisition of a majority ownership interest in trivago, Expedia also now competes more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago's ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with Expedia or otherwise, trivago's business and results of operations could be adversely affected and the value of Expedia's investment in trivago could be negatively impacted.

Corporate travel management service providers:    Egencia, Expedia's full-service corporate travel management company, competes with online and traditional corporate travel providers, including Carlson Wagonlit and American Express, as well as vendors of corporate travel and expense management software and services, including Concur. Some of these competitors may have more financial resources, greater name recognition, well-established client bases, differentiated business models, or a broader global presence, which may make it difficult for Expedia to retain or attract new corporate travel clients.

Mobile platform travel applications:    Mobile platforms, including smartphones and tablet computers, continue to grow significantly. The improved functionality of mobile platforms has led to an increased use by consumers of standalone applications to research and book travel. If Expedia is unable to offer innovative, user-friendly, feature-rich mobile applications and websites for its travel services, along with effective marketing and advertising, or if its mobile applications and websites are not used by consumers, Expedia could lose market share to existing competitors or new entrants and its future growth and results of operations could be adversely affected.

Social media websites:    Social media websites, including Facebook, continue to develop search functionality for data included within their websites and mobile applications, which may in the future develop into an alternative research and booking resource for travelers, resulting in additional competition. Notably, Facebook has launched Dynamic Ads for Travel product, expanding its reach into the travel market.

Alternative accommodations:    Airbnb and similar websites that facilitate the short-term rental of homes and apartments from owners provide an alternative to hotel rooms and vacation rental properties available through Expedia websites, including HomeAway. The continued growth of alternative accommodation sources could affect overall travel patterns generally and the demand for Expedia's services specifically in facilitating reservations at hotels and vacation rentals. Furthermore, Airbnb and similar websites have added other travel services, such as tours, activities, hotel and flight bookings, any of which could further extend their reach into the travel market as they seek to compete with the traditional OTAs.

Other participants in the travel industry:    Traditional consumer ecommerce websites and group buying websites have periodically undertaken efforts to expand their local offerings into the travel market by adding hotel offers to their sites. To the extent such websites continue to expand these services over time, it may create additional competition. In addition, car rideshare services, such as Uber, increasingly compete with the traditional car rental services that Expedia offers on its retail websites and to its corporate clients, which may negatively affect its car-based and corporate travel businesses.

We cannot assure you that Expedia will be able to compete successfully against any current, emerging and future competitors or on platforms that may emerge, or provide differentiated products and services to its traveler base. Increasing competition from current and emerging competitors, the introduction of new technologies and the continued expansion of existing technologies, such as metasearch and other search engine technologies, may force Expedia to make changes to its business models, which could affect its financial performance and liquidity. In general, increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition.

The industry in which Expedia operates is dynamic.

Expedia continues to adapt its business to remain competitive, including investing in evolving channels such as metasearch and mobile, as well as offering new consumer choices, including inventory types and transactional models, and increasing supplier inventory on its existing platforms through acquisitions and partnerships. If Expedia fails to appropriately adapt to competitive or consumer preference developments, its business could be adversely affected. Expedia's attempts to adapt its current business models or practices or adopt new business models and practices in order to compete may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives, different legal or tax requirements, inadequate return on investments, difficulties and expenses associated with the integration of acquired brands and their inventory onto Expedia's platforms, as well as limit its ability to develop new site features. In addition, adaptations to Expedia's business may require significant investments, including changes to its financial systems and processes, which could significantly increase its costs and increase the risk of payment delays and/or non-payments of amounts owed to it from its supplier partners and customers. In addition, these new initiatives may not be successful and may harm Expedia's financial condition and operating results.

Expedia's business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

Expedia increasingly utilizes internet search engines such as Google, principally through the purchase of travel-related keywords, to generate a significant portion of the traffic to its websites and the websites of its affiliates. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to Expedia's websites and those of its affiliates can be negatively affected. In addition, a significant amount of traffic is directed to Expedia's websites and those of its affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch engines, including Kayak and TripAdvisor. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, adopt emerging technologies, such as voice, alter its search algorithms or results, any of which could cause a website to place lower in search query results, or inhibit participation in the search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of Expedia's websites and the websites of its affiliates, or those of its third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, Expedia's business and financial performance would be adversely affected, potentially to a material extent. In addition, certain metasearch companies have added or intend to add various forms of direct or assisted booking functionality to their sites. To the extent such functionality is promoted at the expense of traditional paid listings, this may reduce the amount of traffic to Expedia's websites or those of its affiliates.

Expedia's business depends on its relationships with travel suppliers and travel distribution partners.

An important component of Expedia's business success depends on its ability to maintain and expand relationships with travel suppliers and GDS partners, as well as owners and managers of vacation rental properties. A substantial portion of Expedia's revenue is derived from compensation negotiated with travel suppliers, in particular hotel suppliers, airlines, and GDS partners for bookings made through its websites. Each year Expedia typically negotiates or renegotiates numerous long-term hotel and airline contracts.

No assurances can be given that Expedia's compensation, access to inventory, or access to inventory at competitive rates, will not be further reduced or eliminated in the future, or that travel suppliers will not reduce average daily rates (“ADRs”), attempt to implement costly direct connections, charge Expedia for or otherwise restrict access to content, increase credit card fees or fees for other services, fail to provide Expedia with accurate booking information or otherwise take actions that would increase Expedia's operating expenses. Any of these actions, or other similar actions, could reduce Expedia's revenue and margins thereby adversely affecting its business and financial performance.

Declines or disruptions in the travel industry could adversely affect Expedia’s business and financial performance.

Expedia’s business and financial performance are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business-related discretionary spending levels and tend to decline or grow more slowly during economic downturns. Decreased travel expenditures could reduce the demand for Expedia’s services, thereby causing a reduction in revenue.

For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slow spending on the services Expedia provides and have a negative impact on its revenue growth. Additionally, if individual countries or regions experience deteriorating credit and economic conditions, and/or significant fluctuations of currency values relative to other currencies such as the U.S. Dollar, it can lead to a negative impact on Expedia’s foreign denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars. Further economic weakness and uncertainty may result in significantly decreased spending on Expedia’s services by both business and leisure travelers, which may have a material adverse impact on its business and financial performance. Political instability, including as a result of the recent United Kingdom “Brexit” referendum to withdraw from the European Union, geopolitical conflicts, significant fluctuations in currency values, sovereign debt issues, and macroeconomic concerns are examples of events that contribute to a somewhat uncertain economic environment, which could have a negative impact on the travel industry in the future. For example, the Paris terrorist attacks in November 2015 had a negative impact in the fourth quarter of 2015.

Expedia’s business is also sensitive to fluctuations in hotel supply, occupancy and ADRs, decreases in airline capacity, periodically rising airline ticket prices, or the imposition of taxes or surcharges by regulatory authorities, all of which Expedia has experienced historically.

Other factors that could negatively affect Expedia’s business include:

•	Significant changes in oil prices;
•	Continued air carrier and hotel chain consolidation;
•	Reduced access to discount airfares;
•	Travel-related strikes or labor unrest, bankruptcies or liquidations;
•	Increased incidents of actual or threatened terrorism;
•	Periods of political instability or geopolitical conflict, resulting in additional restrictions on travel or travelers becoming concerned about safety issues;
•	Natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes;
•	Travel-related accidents or the grounding of aircraft due to safety concerns; and
•	Health-related risks, such as the Ebola, H1N1, SARs and avian flu outbreaks.

Such concerns could result in a protracted decrease in demand for Expedia’s travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect Expedia’s business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and decrease Expedia’s revenues leading to constrained liquidity if Expedia, as it has done historically in the case of severe weather conditions, provides relief to affected travelers by refunding the price or fees associated with airline tickets, hotel reservations and other travel products and services.

Expedia and Vitalize rely on the value of their brands, and the costs of maintaining and enhancing brand awareness are increasing.

Expedia and Vitalize invest considerable financial and human resources in their respective brands in order to retain and expand their customer bases. We expect that the cost of maintaining and enhancing these brands will continue to increase due to a variety of factors, including increased spending from competitors, promotional and discounting activities, the increasing costs of growing customer loyalty programs, the increasing costs of supporting multiple brands and the impact of competition among these multiple brands, expansion into geographies and products where their brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative travel-related traffic share growth of search engines and metasearch engines. During 2016, certain online travel companies and metasearch sites continued to expand their offline and digital advertising campaigns globally, increasing competition for share of voice, and Expedia expects this activity to continue in the future. Expedia is also pursuing and expects to continue to pursue long-term growth opportunities, particularly in emerging markets, which have had and may continue to have a negative impact on its overall marketing efficiency. Vitalize's ability to maintain and enhance its brands will depend largely on its ability to continue to provide useful, reliable, trustworthy and innovative products, which it may not be able to do successfully. Vitalize may also introduce new products, terms of service or policies that users do not like, which may negatively affect its brand.

Expedia's and Vitalize's efforts to preserve and enhance consumer awareness of their brands may not be successful, and, even if they are successful in their branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically. Moreover, branding efforts with respect to some brands within the Expedia portfolio have in the past and may in the future result in marketing inefficiencies and negatively impact growth rates of other brands within its portfolio. In addition, decisions over allocation of resources, and choosing to invest in branding efforts for certain brands in Expedia’s or Vitalize’s respective portfolios at the expense of not investing in, or reducing their investments in, other brands in their respective portfolios could have an overall negative financial impact. If Expedia and Vitalize are unable to maintain or enhance consumer awareness of their brands and generate demand in a cost-effective manner, it would have a material adverse effect on their businesses and financial performance.

Expedia and Vitalize rely on information technology to operate their businesses and maintain their competitiveness, and any failure to invest in and adapt to technological developments and industry trends could harm their businesses.

Expedia depends on the use of sophisticated information technologies and systems, including technology and systems used for website and mobile applications, reservations, customer service, supplier connectivity, communications, procurement, payments, fraud detection and administration, while Vitalize relies extensively on information systems for its ecommerce business (which includes website, mobile applications, customer service, payment and fraud detection), supply chain, manufacturing operations, financial reporting, human resources and various other processes and transactions. As Expedia's and Vitalize’s operations grow in size, scope and complexity, they must continuously improve and upgrade their systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining or improving the reliability and integrity of their systems and infrastructure.

Expedia's and Vitalize's future success also depends on their ability to adapt their services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of their services in response to competitive service and product offerings. The emergence of cloud computing, the growth of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies that use cloud computing or for such platforms have, and will continue to, require new and costly investments in technology. Transitioning to these new technologies may be disruptive to resources and the services Expedia and Vitalize provide, and may increase their reliance on third party service providers.  For example, Expedia is beginning to ramp up a multi-year project to migrate products and functionality and significantly increase its utilization of cloud computing services (such as Amazon Web Services).  In addition, Expedia and Vitalize may not be successful, or may be less successful than their current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to consumers, either of which would negatively impact their businesses and financial performance. New developments in other areas, such as cloud computing and software as a service provider, could also make it easier for competition to enter Expedia's markets due to lower up-front technology costs. In addition, Expedia and Vitalize may not be able to maintain their existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner.

Expedia has been engaged in a multi-year effort to migrate key portions of its consumer, affiliate, and corporate travel sites and back office application functionality to new technology platforms to enable it to improve conversion, innovate more rapidly, achieve better search engine optimization and improve its site merchandising and transaction processing capabilities, among other anticipated benefits. Vitalize also continually adds software and hardware, effectively upgrading its systems and network infrastructure, as well as taking other steps to improve the efficiency of its systems. Implementations and system enhancements such as these have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, Expedia's and Vitalize's ability to develop new site features. In addition, during Expedia’s migration process the sites have in the past, and may continue in the future, to experience reduced functionality, decreases in conversion rates, and increased costs relating to maintaining redundant systems. Also, Expedia and Vitalize may be unable to devote financial resources to new technologies and systems, or enhancements to existing infrastructure, technologies and systems, in the future. Overall, these implementations and systems enhancements may not achieve the desired results in a timely manner, to the extent anticipated, or at all. If any of these events occur, Expedia's and Vitalize's respective businesses and financial performance could suffer.

Acquisitions, investments or significant commercial arrangements could result in operating and financial difficulties.

Expedia has acquired, invested in or entered into significant commercial arrangements with a number of businesses in the past, and its future growth may depend, in part, on future acquisitions, investments or significant commercial arrangements, any of which could be material to its financial condition and results of operations. Certain financial and operational risks related to acquisitions, investments or significant commercial arrangements that may have a material impact on Expedia's business are:

•

Diversion of management’s attention or other resources from Expedia’s existing businesses; for example, during 2016, Expedia expended significant resources in the integration of Orbitz and the initial public offering of trivago;

•	Difficulties and expenses in assimilating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;
•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions, including with regard to future payment obligations in connection with put/call rights, may limit other potential uses of Expedia's cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences, including changes in fair value of contingent consideration;
•

Expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful, if unsuccessful could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on Expedia's business, operating results or financial condition;

•	Impairment of relationships with employees, suppliers, customers, vendors and affiliates of Expedia's business and the acquired business;
•	The assumption of known and unknown debt and liabilities of the acquired company;
•	Failure of the acquired company to achieve anticipated traffic, transactions, revenues, earnings or cash flows or to retain key management or employees;
•	Failure to generate adequate returns on Expedia's acquisitions and investments, or returns in excess of alternative uses of capital;
•

Failure to properly and timely integrate acquired companies and their operations, reducing Expedia's ability to achieve, among other things, anticipated returns on its acquisitions through cost savings and other synergies;

•	Entrance into markets in which Expedia has no direct prior experience and increased complexity in its business;
•

Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts, that may arise in the context of a joint venture or majority ownership investment;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from Expedia's acquisitions;
•	Costs associated with litigation or other claims arising in connection with the acquired company;
•	Increased or unexpected costs or delays to obtain governmental approvals for acquisitions;
•

Increased competition amongst potential acquirers for acquisition targets could result in a material increase in the purchase price for such targets or otherwise limit Expedia's ability to consummate acquisitions; and

•	Adverse market reaction to acquisitions or investments or failure to consummate such transactions.

Moreover, Expedia relies heavily on the representations and warranties and related indemnities provided to it by the sellers of acquired companies, including as they relate to creation, ownership and rights in intellectual property and compliance with laws and contractual requirements. Expedia's failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause it to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm its business generally.

Expedia’s HomeAway business is in the process of transitioning to a primarily transaction-based business, which could have a material adverse effect on Expedia’s operations and financial results.

Expedia is subject to legal, financial and competitive risk associated with HomeAway’s transition to a primarily transaction-based business. HomeAway historically generated the majority of its revenues when owners or managers of vacation rentals paid HomeAway subscription fees for the listing of their properties on the HomeAway family of sites. While subscription fees were the predominant source of revenue for HomeAway, a growing share of HomeAway’s revenue is now generated from a commission-based business model, where the traveler pays a service fee for the use of the HomeAway platform and the owner or manager of the property pays HomeAway a fee or a commission on a transactional basis for each booking of the property by a traveler. HomeAway launched the traveler service fee and introduced its Book with Confidence Guarantee in the United States beginning in February 2016, followed by a rollout in Europe beginning in June 2016. In addition, HomeAway moved to a single subscription option for its homeowners and property manager partners in July 2016.  HomeAway’s business model transition involves significant additional risks and potential costs for HomeAway, including:

•	Delays or unanticipated costs in implementing the transition, which may delay or negate any expected benefits;
•	Supplier or traveler disruption similar to or worse than disruptions associated with previous business model and platform migrations;
•	Market research that indicated higher than expected price elasticity for travelers in increasingly transparent markets such as HomeAway's market and for HomeAway's suppliers more broadly;
•	Suppliers and travelers may not adopt HomeAway's new payment structures as expected or at all, or may choose to transact with competitors;
•	Execution risk associated with launching a new business initiative that HomeAway did not have prior experience in;
•	Failure to implement or expand HomeAway's technology, systems and network infrastructure in light of additional payment processing and reporting complexity, or failure to do so at reasonable cost;
•	Higher cost of traffic reducing cost per view effectiveness and reducing HomeAway's ability to spend at the desired return on investment;
•	Increased risk of fraud; and
•	Additional potential tax exposures.

These risks could have a material adverse effect on HomeAway's business and results of operations, which in turn could have a material adverse effect on Expedia's operations and financial results.

In addition, HomeAway has been and continues to be, subject to regulatory development that affect the vacation rental industry and the ability of companies like us to list those vacation rentals online. For example, some states and local jurisdictions have adopted or are considering statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm Expedia’s business.

Expedia's and Vitalize's international operations involve additional risks and their exposure to these risks will increase as their businesses expand globally.

Expedia operates in a number of jurisdictions outside of the United States and intends to continue to expand its international presence. As Expedia has expanded globally, its international (non-U.S.) revenue has increased from 39% in 2010 to 43% in 2016. In foreign jurisdictions, Expedia faces complex, dynamic and varied risk landscapes. As Expedia begins to operate in new markets and countries, it must tailor its services and business models to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or Expedia's failure to adapt its practices, systems, processes and business models effectively to the traveler and supplier preferences of each country into which it expands, could slow its growth. For example, to compete in certain international markets Expedia has in the past, and may in the future, adopt locally-preferred payment methods, which has increased its costs and instances of fraud. Certain international markets in which Expedia operates have lower margins than more mature markets, which could have a negative impact on its overall margins as its revenues from these markets grow over time.

As Expedia continues to grow its global presence, it accumulates a greater portion of its cash balances outside of the United States in its foreign subsidiaries. Repatriation of cash balances by Expedia’s foreign subsidiaries to the United States may result in a higher effective tax rate and incremental cash tax payments.

In addition to the risks outlined elsewhere in this section, Expedia's and Vitalize's international operations are also subject to a number of other risks, including:

•	Currency exchange restrictions or costs and exchange rate fluctuations, and the risks and costs inherent in hedging such exposures;
•	Exposure to local economic or political instability and threatened or actual acts of terrorism;
•

Compliance with U.S. and non-U.S. regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, employment and labor laws, health and safety, and advertising and promotions;

•	Compliance with additional U.S. laws applicable to U.S. companies operating internationally;
•	Differences, inconsistent interpretations and changes in U.S. and non-U.S. laws and regulations, including international and local tax laws and regulations, tariffs and trade barriers;
•	Weaker enforcement of Expedia's and Vitalize's contractual and intellectual property rights;
•	Lower levels of credit card usage and increased payment and fraud risk;
•	Longer payment cycles, and difficulties in collecting accounts receivable;
•	Preferences by local populations for local providers;
•

Restrictions on, or adverse tax and other consequences related to, repatriation of cash, the withdrawal of non-U.S. investments, cash balances and earnings, as well as restrictions on the ability to invest in operations in certain countries;

•	Financial risk arising from transactions in multiple currencies;
•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States;
•	Limited fulfillment and technology infrastructure;
•	Inconsistent product regulation or sudden policy changes by foreign agencies or governments;
•	Expedia's and Vitalize's ability to support new technologies, including mobile devices, that may be more prevalent in international markets;
•

Difficulties in attracting and retaining qualified employees in international markets, as well as managing staffing and operations due to increased complexity, distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for products, services and content, including uncertainty as a result of local laws and lack of precedent.

The China travel market in particular is significant and has grown significantly in recent years. Prior to May 2015, Expedia conducted its operations in China primarily through its majority ownership interest in eLong, a leading online travel service provider in China. Following the sale of its eLong ownership stake in May 2015 to a group of China-based purchasers, including to a subsidiary of Ctrip, Expedia has conducted its business in China through localized websites and commercial arrangements with local partners, including Ctrip. There can be no guarantee that Expedia will be able to grow or even maintain market share and brand awareness in the highly dynamic and intensely competitive market in China and its failure to do so could significantly impact its ability to grow its overall business.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Expedia's and Vitalize's businesses, financial performance, results of operations or business growth.

Expedia's and Vitalize's businesses and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to Expedia and Vitalize and their businesses, including those relating to travel and vacation rental licensing and listing requirements, the sale and advertising of substances regulated by the FDA and other government agencies, the internet and online commerce, internet advertising and price display, consumer protection, anti-corruption, anti-trust and competition, economic and trade sanctions, tax, banking, data activities or otherwise penalize Expedia or Vitalize if its practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for Expedia's and Vitalize 's products and services, limit marketing methods and capabilities, affect their margins, increase costs and/or subject them to additional liabilities.

For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

Likewise, the SEC, Department of Justice and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic and trade regulations and anti-corruption laws across industries. U.S. trade sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Sudan, Syria and the Crimea regions of the Ukraine, and nationals and others of those countries, as well as certain specifically targeted individuals and entities. Expedia and Vitalize believe that their respective activities comply with OFAC, European Union and United Kingdom economic sanction and trade regulations and anti-corruption regulations, including the Foreign Corrupt Practices Act and the UK Bribery Act. As regulations continue to evolve and regulatory oversight continues to increase, Expedia and Vitalize cannot guarantee that their respective programs and policies will be deemed compliant by all applicable regulatory authorities. In the event their controls should fail or are found to be out of compliance for other reasons, they could be subject to monetary damages, civil and criminal money penalties, litigation and damage to their reputation and the value of their brands.

Expedia also has been subject, and it will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax and travel industry-specific laws and regulations, including but not limited to investigations and legal proceedings relating to the travel industry and, in particular, parity provisions in contracts between hotels and online travel companies. The failure of Expedia's businesses to comply with these laws and regulations could result in fines and/or proceedings against it by governmental agencies and/or consumers, which if material, could adversely affect its business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, Expedia's compliance with such laws may put it at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements. Expedia is unable at this time to predict the timing or outcome of these various investigations and lawsuits or similar future investigations or lawsuits, and their impact, if any, on its business and results of operations.

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which Expedia provides travel services could require it to change certain aspects of its business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities.

From time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to Vitalize, repeal laws or regulations that Vitalize considers favorable to it or impose more stringent interpretations of current laws or regulations. Such developments could require formulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling and advertising, additional scientific substantiation, adverse event reporting or other new requirements.

Furthermore, Expedia's and Vitalize's future growth may be limited by anti-trust or competition laws. For example, Expedia's business has grown and continues to expand, and, as a consequence, increases in its size and market share may negatively affect its ability to obtain regulatory approval of proposed acquisitions, investments or significant commercial arrangements, any of which could adversely affect Expedia's ability to grow and compete.

Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.

The application of various domestic and international income and non-income tax laws, rules and regulations to Expedia's historical and new products and services is subject to interpretation by the applicable taxing authorities. These taxing authorities have become more aggressive in their interpretation and/or enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This has contributed to an increase in audit activity and harsher stances by tax authorities. As such, additional taxes or other assessments may be in excess of Expedia's current tax reserves or may require Expedia to modify its business practices to reduce its exposure to additional taxes going forward, any of which could have a material adverse effect on its business, results of operations and financial condition.

A number of taxing authorities have made inquiries, filed lawsuits and levied assessments asserting that Expedia is required to collect and remit hotel occupancy, state and local sales or use taxes or other taxes. Expedia is also in various stages of inquiry or audit with multiple European Union jurisdictions regarding the application of value added tax to its European Union transactions, as well as in multiple jurisdictions globally. While Expedia believes it complies with applicable tax laws, rules and regulations in the jurisdictions in which it operates, tax authorities may conclude that it owes additional taxes. Expedia has in the past and may in the future be required in certain domestic and foreign jurisdictions to pay any such tax assessments prior to contesting their validity, which payments may be substantial. This requirement is commonly referred to as "pay-to-play." Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. For example, as a pre-condition to challenging the assessments, in 2015, Expedia paid $2.3 million under protest to the city of Portland, Oregon and Multnomah County, Oregon; during 2009, Expedia paid $48 million under protest to the city of San Francisco and an additional $25.5 million under protest on May 26, 2014 in connection with additional assessments; and during 2013, Expedia paid $171 million to the state of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount, and Orbitz also received a similar refund of $22 million. The Expedia companies intend to appeal the August 5, 2016 decision by the Hawaii tax court holding that taxes are due on the online travel companies’ services to facilitate merchant model car rental transactions, in which case the Expedia companies will be expected to pay under protest the full amount claimed due, or approximately $16.5 million, as a condition of appeal.

Significant judgment and estimation is required in determining Expedia's worldwide tax liabilities. In the ordinary course of Expedia's business, there are transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Tax authorities may disagree with Expedia's intercompany charges, including the amount of or basis for such charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. Expedia believes its tax estimates are reasonable, however, the final determination of tax audits could be materially different from its historical income tax provisions and accruals in which case it may be subject to additional tax liabilities, possibly including interest and penalties, which could have a material adverse effect on its cash flows, financial condition and results of operations.

System interruptions, security breaches and the lack of redundancy in Expedia's and Vitalize's respective information systems may harm their businesses.

Expedia and Vitalize rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including booking and purchase transactions, intellectual property, proprietary business information and that of its suppliers and business partners, personally identifiable information of its customers and employees, and data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. In addition, Expedia relies on its information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. Vitalize relies extensively on information systems for its ecommerce business, supply chain, manufacturing operations, financial reporting, human resources and various other processes and transactions.

The risk of a cybersecurity-related attack, intrusion, or disruption, including by criminal organizations, hacktivists, foreign governments, and terrorists, is persistent. Additionally, as Expedia continues to integrate its acquired companies, such as Orbitz, into its information technology systems, it may increase the risk of these system interruptions. Expedia and Vitalize have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent them from efficiently fulfilling orders or providing services to third parties. These interruptions could include security intrusions, attacks on systems for fraud or service interruption, computer and telecommunications failures and natural events. Significant interruptions, outages or delays in their internal systems, or systems of third parties that they rely upon — including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers — and network access, or deterioration in the performance of such systems, would impair their ability to process transactions, decrease the quality of service that they can offer to customers, damage their reputation and brands, increase their costs and/or cause losses.

Potential security breaches to Expedia's or Vitalize's systems or the systems of their service providers, whether resulting from internal or external sources, could significantly harm their respective businesses. Both Expedia and Vitalize devote resources to network security, monitoring and testing, employee training and other security measures, but there can be no guarantee that these measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent Expedia's or Vitalize's security systems could misappropriate customer or employee information, intellectual property, proprietary information or other business and financial data or cause significant interruptions in their operations. Expedia and Vitalize may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and a security breach resulting in the reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, Expedia and Vitalize may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions or pursuant to contractual arrangements with payment card processors for associated expenses and penalties. Security breaches could also cause customers and potential users of Expedia and Vitalize and their respective business partners to lose confidence in their security, which would have a negative effect on the value of their brands. Failure to adequately protect against attacks or intrusions, whether for Expedia's or Vitalize's own systems or systems of vendors, could expose them to security breaches that could have an adverse impact on financial performance.

In addition, no assurance can be given that Expedia's or Vitalize's backup systems or contingency plans will sustain critical aspects of their operations or business processes in all circumstances, many other systems are not fully redundant and their disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although Expedia and Vitalize have put measures in place to protect certain portions of their respective facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent Expedia or Vitalize from providing services to their customers and/or third parties for a significant period of time. In addition, remediation efforts may be costly and Expedia and Vitalize may not have adequate insurance to cover such losses or costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on Expedia's and Vitalize's businesses and financial performance.

Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the digital economy. If the tax laws, rules or regulations were amended, or if new unfavorable laws, rules or regulations were enacted, particularly with respect to occupancy, sales, value-added taxes (“VAT”), or unclaimed property, or other tax laws applicable to the digital economy, the results could increase Expedia's and Vitalize's tax payments or other obligations, prospectively or retrospectively, subject them to interest and penalties, decrease the demand for their products and services if they pass on such costs to their consumers, result in increased costs to update or expand their technical or administrative infrastructure or effectively limit the scope of their business activities if they decided not to conduct business in particular jurisdictions. As a result, these changes could have an adverse effect on Expedia's and Vitalize’s businesses or financial performance.

Taxing authorities may also successfully assert that Vitalize should have collected or in the future should collect sales and use, commercial activity, VAT or similar taxes, and it could be subject to liability with respect to past or future sales. Vitalize does not collect sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which it has sales, based on its belief that such taxes are not applicable. Several states have presented Vitalize with tax assessments, alleging that it is required to collect and remit sales and other similar taxes. Such tax assessments, penalties and interest or future requirements could have an adverse effect on Vitalize's business or financial performance.

In addition, in the past U.S. and foreign governments have introduced proposals for tax legislation, or have adopted tax laws, that could have a significant adverse effect on Expedia's and Vitalize's tax rates, or increase their tax liabilities, the carrying value of deferred tax assets, or their deferred tax liabilities. For example, in October 2015, the Organization for Economic Co-Operation and Development released a final package of suggested measures to be implemented by member nations in response to a 2013 action plan calling for a coordinated multi-jurisdictional approach to "base erosion and profit shifting" by multinational companies. Multiple member jurisdictions, including the countries in which Expedia and Vitalize operate, have begun implementing recommended changes such as country by country reporting (“CBCR”). The CBCR standards require multinationals to disclose certain financial and economic indicators across geographies. The CBCR disclosure is expected to result in increased global tax audit activity. Additional legislative changes are anticipated in upcoming years. Certain countries have adopted unilateral changes increasing the risk of double taxation. Any changes to U.S. or international tax laws or interpretation of current or existing law could impact the tax treatment of Expedia's and Vitalize's foreign earnings and adversely affect their profitability. Expedia's and Vitalize's effective tax liabilities in the future could also be adversely affected by changes to their operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or the discontinuance of beneficial tax arrangements in certain jurisdictions.

Expedia and Vitalize continue to work with relevant authorities and legislators to clarify their obligations under existing, new and emerging tax laws and regulations.

Expedia and Vitalize are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect their businesses and financial condition.

Expedia is involved in various legal proceedings and claims involving taxes, property, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, securities laws, and other claims. Vitalize may be subject to intellectual property litigation and infringement claims initiated by others, other competitors or entities may assert rights in, or ownership of, its trademarks and other intellectual property rights or in marks that are similar to Vitalize's, and it may not be able to successfully resolve these types of conflicts to its satisfaction. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to Expedia's or Vitalize's businesses or operations. The defense of these actions is and will likely continue to be both time consuming and expensive and their outcomes cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect Expedia's or Vitalize's businesses, consolidated financial position, results of operations, or cash flows in a particular period.

Expedia and Vitalize are subject to payments-related and fraud risks.

Expedia has agreements with companies that process customer credit and debit card transactions, the volume of which are very large and continue to grow, for the facilitation of customer bookings of travel services from Expedia's travel suppliers. These agreements allow these processing companies, under certain conditions, to hold an amount of Expedia's cash (a “holdback”) or require Expedia to otherwise post security equal to a portion of bookings that have been processed by that company. These processing companies may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in Expedia's financial condition. An imposition of a holdback or suspension of processing services by one or more of Expedia's processing companies could materially reduce Expedia's liquidity. Moreover, there can be no assurances that the interchange rates or fees Expedia and Vitalize pay for the processing of customer credit and debit card transactions will not increase which could reduce Expedia's and Vitalize's revenue, thereby adversely affecting their businesses and financial performance.

In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include payment card association operating rules, the Payment Card Industry Data Security Standards (“PCI DSS”). Under these rules, Expedia and Vitalize are required to adopt and implement internal controls over the use, storage and security of card data. Expedia and Vitalize assess their compliance with the PCI DSS rules on a periodic basis and make necessary improvements to their internal controls. Failure to comply may subject Expedia and Vitalize to fines, penalties, damages and civil liability and could prevent them from processing or accepting credit cards.

Expedia's and Vitalize's results of operations and financial positions have been negatively affected by their acceptance of fraudulent bookings made using credit and debit cards or fraudulently obtained loyalty points. Expedia and Vitalize are sometimes held liable for accepting fraudulent orders on their websites or other orders for which payment is subsequently disputed by their customers, both of which lead to the reversal of payments received by Expedia or Vitalize, as applicable, for such orders (a “charge back”). Accordingly, Expedia and Vitalize calculate and record allowances for the resulting credit and debit card charge backs. Expedia's and Vitalize's abilities to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including smartphones and tablet computers, and global expansion, including into markets with a history of elevated fraudulent activity. In addition, for existing and future payment options Expedia and Vitalize offers to its respective customers, they may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of their payments products), as well as fraud. If Expedia and Vitalize are unable to effectively combat fraudulent orders on their websites or mobile applications or if they otherwise experience increased levels of charge backs, Expedia's and Vitalize's respective results of operations and financial positions could be materially adversely affected.

In addition, when onboarding suppliers to Expedia's websites, Expedia may fail to identify falsified or stolen supplier credentials, which may result in fraudulent bookings or unauthorized access to personal or confidential information of users of its websites and mobile applications. A fraudulent supplier scheme could also result in negative publicity, damage to Expedia's reputation, and could cause users of its websites and mobile applications to lose confidence in the quality of its services. Any of these events would have a negative effect on the value of Expedia's brands, which could have an adverse impact on its financial performance.

Expedia has foreign exchange risk.

Expedia conducts a significant and growing portion of its business outside the United States. As a result, it faces exposure to movements in currency exchange rates, particularly those related to the British pound sterling, Euro, Canadian dollar, Australian dollar, Thai baht, Brazilian real, and Nordic currencies.

These exposures include but are not limited to re-measurement gains and losses from changes in the value of foreign denominated monetary assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; fluctuations in hotel revenue due to relative currency movements from the time of booking to the time of stay; planning risk related to changes in exchange rates between the time Expedia prepares its annual and quarterly forecasts and when actual results occur; and the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.

Depending on the size of the exposures and the relative movements of exchange rates, if Expedia chooses not to hedge or fails to hedge effectively its exposure, it could experience a material adverse effect on its financial statements and financial condition. As seen in some recent periods, in the event of severe volatility in exchange rates these exposures can increase, and the impact on Expedia's results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of Expedia's business have made hedging these exposures more complex. Expedia has increased and plans to continue increasing the scope, complexity and duration of its foreign exchange risk management. Expedia makes a number of estimates in conducting hedging activities including in some cases cancellations and payments in foreign currencies. In addition, an effective exchange rate hedging program is dependent upon effective systems, accurate and reliable data sources, controls and change management procedures. In the event Expedia's estimates differ significantly from actual results or if it fails to adopt effective hedging processes, Expedia could experience greater volatility as a result of its hedging activities.

Expedia's stock price is highly volatile.

The market price of Expedia's common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond its control:

•	Quarterly variations in its operating and financial results;
•	Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on technology or emerging market marketing investments;
•	Changes in expectations as to Expedia's future financial performance, including financial estimates by securities analysts and investors;
•	Rating agency credit rating actions or pronouncements;
•	Reaction to Expedia's earnings releases and conference calls, or presentations by executives at investor and industry conferences;
•	Worldwide macro-economic conditions and fluctuations in currency exchange rates;
•	Changes in Expedia's capital or governance structure;
•	Changes in market valuations of other internet or online service companies;
•	Changes in search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect Expedia's ability to generate traffic to its websites;
•	Announcements of dividends or changes in the amount or frequency of Expedia's dividends;
•	Announcements of technological innovations or new services by Expedia or its competitors;
•	Announcements by Expedia or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Loss of a major travel supplier, such as an airline, hotel or car rental chain;
•	Changes in the status of Expedia's intellectual property rights;
•	Lack of success in the expansion of Expedia's business model geographically;
•	Significant claims or proceedings against Expedia or adverse developments or decisions in pending proceedings;
•	Significant security breaches;
•	Additions or departures of key personnel;
•	Rumors or public speculation about any of the above factors; and
•	Price and volume fluctuations in the stock markets in general.

Volatility in Expedia's stock price could also make it less attractive to certain investors, and/or invite speculative trading in its common stock or debt instruments.

Expedia may experience constraints in its liquidity and may be unable to access capital when necessary or desirable, either of which could harm its financial position.

Due to its increasing international presence, Expedia may continue to accumulate a greater portion of its cash flows in certain foreign jurisdictions than previously and any repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, would likely result in additional U.S. income tax expense. In addition, Expedia has experienced, and may experience in the future, declines in seasonal liquidity and capital provided by its merchant hotel business, which has historically provided a meaningful portion of its operating cash flow and is dependent on several factors, including the rate of growth of Expedia's merchant hotel business and the relative growth of businesses which consume rather than generate working capital, such as its agency hotel, advertising and managed corporate travel businesses and payment terms with suppliers. Expedia also continued to see growth in both its merchant (Expedia Collect) and agency (Hotel Collect) hotel products. To the extent its merchant hotel business stopped growing or began to decline, it would likely result in pressure on Expedia's working capital cash balances, cash flow over time and liquidity.

The availability of funds depends in significant measure on capital markets and liquidity factors over which Expedia exerts no control. In light of periodic uncertainty in the capital and credit markets, Expedia can provide no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that its counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of Expedia's debt ratings by Standard & Poor's, Moody's Investor Service, Fitch or similar ratings agencies, increases in general interest rate levels and credit spreads or overall weakening in the credit markets could increase its cost of capital.

Expedia and Vitalize process, store and use personal information, payment card information and other consumer data, which subjects them to risks stemming from possible failure to comply with governmental regulation and other legal obligations.

Expedia and Vitalize may acquire personal or confidential information from users of their websites and mobile applications. There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, payment card information and other consumer data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. Expedia and Vitalize strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of the companies. Any failure or perceived failure by Expedia, Vitalize or their service providers to comply with the privacy policies, privacy related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information, payment card information or other consumer data, may result in governmental enforcement actions, litigation or public statements by consumer advocacy groups or others against Expedia or Vitalize, as applicable, and could cause Expedia's and Vitalize's customers and members to lose trust in them, as well as subject them to bank fines, penalties or increased transaction costs, all of which could have an adverse effect on their respective businesses.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the FTC and the Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the new data transfer network between the EU and U.S. and the EU - U.S. Privacy Shield, may result in a greater compliance burden for companies, including Expedia, with users in Europe and increased costs of compliance. The European Union has adopted the General Data Protection Regulation, effective in May 2018, which establishes new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information.  Further on January 10, 2017, the European Commission proposed new regulations regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.” Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

Expedia relies on the performance of highly skilled personnel and, if it is unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, its business would be harmed.

Expedia's performance is largely dependent on the talents and efforts of highly skilled individuals. Expedia's future success depends on its continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of its organization. In particular, the contributions of Mr. Diller, Expedia's Chairman and Senior Executive, and Dara Khosrowshahi, its Chief Executive Officer, are critical to the overall management of the company. Expedia's future success will depend on the performance of its senior management and key employees. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Khosrowshahi or any other member of its senior management or key employees, the loss of whom could seriously harm its business. Competition for well-qualified employees in certain aspects of Expedia's business, including software engineers, developers, product management personnel, development personnel, and other technology professionals, also remains intense.

Expedia's continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees. For example, additional barriers to or restrictions on travel for professional or personal purposes, such as those in the United States in early 2017, may cause significant disruption to Expedia’s businesses or negatively affect its ability to attract and retain employees on a global basis. If Expedia does not succeed in attracting well-qualified employees or retaining or motivating existing employees, its business would be adversely affected. Expedia does not maintain any key person life insurance policies.

Expedia has in the past, and may again in the future, restructure portions of its global workforce to simplify and streamline its organization, improve its cost structure and strengthen its overall businesses. These changes could affect employee morale and productivity and be disruptive to Expedia's business and financial performance.

Actual or potential conflicts of interest may develop between Expedia management and directors, on the one hand, and the management and directors of IAC/InterActiveCorp, on the other.

Mr. Diller serves as Expedia's Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC/InterActiveCorp (“IAC”), and Mr. Victor Kaufman serves as Vice Chairman of both Expedia and IAC. The fact that Mr. Diller and Mr. Kaufman hold positions with and securities of both companies could create, or appear to create, potential conflicts of interest for them when facing decisions that may affect both IAC and Expedia. They may also face conflicts of interest with regard to the allocation of their time between the companies.

Expedia's certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC. This corporate opportunity provision may have the effect of exacerbating the risk of conflicts of interest between the companies because the provision effectively shields an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to IAC instead of Expedia.

Expedia and Vitalize work closely with various business partners and rely on third-parties for many systems and services, and therefore could be harmed by their activities.

Expedia and Vitalize could be harmed by the activities of third parties that they do not control. Expedia and Vitalize work closely with business partners, including in connection with significant commercial arrangements and joint ventures, and, in the case of Expedia, through its Expedia Affiliate Network business. Expedia and Vitalize also rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services, including, increasingly, travel care (in the case of Expedia) and information technology services. If these partners or third-party service providers experience difficulty or fail to meet Expedia's or Vitalize’s respective requirements or standards or the requirements or standards of governmental authorities, it could damage Expedia's and Vitalize's respective reputations, make it difficult for them to operate some aspects of their respective businesses, or expose Expedia and Vitalize to liability for their actions which could have an adverse impact on Expedia's and Vitalize's respective businesses and financial performance. Likewise, if the third-party service providers on which Expedia and Vitalize rely were to cease operations, temporarily or permanently, face financial distress or other business disruption, Expedia and Vitalize could suffer increased costs and delays in their ability to provide similar services until an equivalent service provider could be found or Expedia and Vitalize could develop replacement technology or operations, any of which could also have an adverse impact on Expedia's and Vitalize's respective business and financial performance.

Expedia is exposed to various counterparty risks.

Expedia is exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to Expedia's bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2016, Expedia held cash in bank depository accounts of approximately $1.3 billion (primarily in Bank of America, Bank of Tokyo-Mitsubishi UFJ, BNP Paribas, HSBC and JPMorgan Chase) and held time deposits of approximately $324 million at financial institutions including BNP Paribas, JPMorgan Chase, Mizuho Bank Ltd. (“Mizuho”), National Australia Bank, and Standard Chartered Bank. Additionally, majority-owned subsidiaries of Expedia held cash of approximately $313 million (primarily in Deutsche Bank and National Australia Bank). As it relates to foreign exchange, as of December 31, 2016, Expedia was party to forward contracts with a notional value of approximately $1.9 billion, the fair value of which was a liability of approximately $4 million. The counterparties to these contracts were Barclays Bank, BNP Paribas, Bank of America, The Bank of Tokyo-Mitsubishi UFJ, Citibank, Credit Suisse International, Goldman Sachs, HSBC, JPMorgan Chase, Mizuho, Royal Bank of Canada, Standard Chartered Bank, The Bank of Nova Scotia, Societe Generale, and Wells Fargo. Expedia employs forward contracts to hedge a portion of its exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return Expedia's funds or pay Expedia net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts.

In addition, due to instability in the economy Expedia also faces increased credit risk and payment delays from its non-financial contract counterparties.

Expedia has significant indebtedness, which could adversely affect its business and financial condition

Expedia has outstanding long-term indebtedness with a face value of $3.2 billion, and it has a $1.5 billion unsecured revolving credit facility. Risks relating to Expedia's indebtedness include:

•	increasing Expedia's vulnerability to general adverse economic and industry conditions;
•

requiring Expedia to dedicate a portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	making it difficult for Expedia to optimally capitalize and manage the cash flow for its businesses;
•	limiting Expedia's flexibility in planning for, or reacting to, changes in its businesses and the markets in which it operates;
•	placing Expedia at a competitive disadvantage compared to its competitors that have less debt; and
•	limiting Expedia's ability to borrow additional funds or to borrow funds at rates or on other terms that Expedia finds acceptable.

The agreements governing Expedia's indebtedness contain various covenants that may limit its ability to effectively operate its businesses, including those that restrict its ability to, among other things:

•	borrow money, and guarantee or provide other support for indebtedness of third parties including guarantees;
•	pay dividends on, redeem or repurchase Expedia's capital stock;
•	enter into certain asset sale transactions, including partial or full spin-off transactions;
•	enter into secured financing arrangements;

•	enter into sale and leaseback transactions; and
•	enter into unrelated businesses.

In addition, Expedia's credit facility requires that it meet certain financial tests, including an interest coverage test and a leverage ratio test.

Any failure to comply with the restrictions of Expedia's credit facility or any agreement governing its other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply Expedia with further funds (including periodic rollovers of existing borrowings). In addition, it is possible that Expedia may need to incur additional indebtedness in the future in the ordinary course of business. The terms of Expedia's credit facility and the indentures governing its outstanding senior notes allow it to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify.

Expedia and Vitalize cannot be sure that their intellectual property and proprietary information is protected from copying or use by others, including potential competitors.

Expedia's and Vitalize's websites and mobile applications rely on content, brands and technology, much of which is proprietary. Expedia and Vitalize establish and protect their intellectual property by relying on a combination of trademark, domain name, copyright, trade secret and patent laws in the U.S. and other jurisdictions, license and confidentiality agreements, and internal policies and procedures. In connection with Expedia's and Vitalize's license agreements with third parties, they seek to control access to, and the use and distribution of, their proprietary information and intellectual property. Even with these precautions, however, it may be possible for another party to copy or otherwise obtain and use Expedia's or Vitalize's intellectual property without their authorization or to develop similar intellectual property independently. Effective trademark, domain name, copyright, patent and trade secret protection may not be available in every jurisdiction in which Expedia's and Vitalize's services are made available, and policing unauthorized use of intellectual property is difficult and expensive. Expedia and Vitalize cannot be sure that the steps they have taken will prevent misappropriation or infringement of their respective intellectual property. Any misappropriation or violation of these rights could have a material adverse effect on Expedia's and Vitalize’s respective businesses. Furthermore, Expedia or Vitalize may need to go to court or other tribunals to enforce their intellectual property rights, to protect their trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention.

Expedia currently licenses from third parties some of the technologies, content and brands incorporated into its websites. As it continues to introduce new services that incorporate new technologies, content and brands, Expedia may be required to license additional technology, content or brands. Expedia cannot be sure that such technology, content and brand licenses will be available on commercially reasonable terms, if at all.

Vitalize operates in a highly competitive industry and its failure to compete effectively could materially and adversely affect its sales and growth prospects.

Vitalize competes primarily against other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, Vitalize experiences increased competition for those products. For example, as the trend in favor of whey protein products developed, it experienced increased competition for whey protein products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail, e-commerce or wholesale channels could have a material adverse effect on Vitalize's financial condition and results of operations. Certain of Vitalize's competitors may have significantly greater financial, technical and marketing resources. In addition, Vitalize's competitors may be more effective and efficient in introducing new products. Vitalize may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of market share.

Vitalize's failure to appropriately and timely respond to changing consumer preferences and demand for new products and services could significantly harm its customer relationships and its business, financial condition and results of operations.

Vitalize's performance is affected by industry trends including, among others, demographic trends and health and lifestyle preferences, as well as other factors, such as industry media coverage and governmental actions. For example, this industry is subject to potential regulatory activity and other legal matters that could affect the credibility of a given product or category of products. Consumer trends and their overall impact on consumer spending and limited product innovation and introductions in the VMS industry can dramatically affect purchasing patterns. Additionally, Vitalize's performance is affected by competitive trends such as the entry of new competitors, changes in promotional strategies or expansion of product assortment by various competitors.

Sales of sports nutrition products are generally more sensitive to consumer trends, such as increased demand for products recommended by the media, resulting in higher volatility than other products. Accordingly, Vitalize sells what it believes are appropriate sports nutrition products in response to prevailing market conditions and consumer demands.

Vitalize relies on consumer perception regarding the safety, quality and effectiveness of the supplement products it sells, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by adverse publicity in the form of published scientific research, national media attention or other publicity, whether or not accurate, that associates consumption of Vitalize's products or any other similar products with illness or other adverse effects, or questions the benefits of Vitalize's products or other similar products or that claims that any such products are ineffective. Future scientific research or publicity could be unfavorable to the industry or any of Vitalize's specific products and may not be consistent with earlier favorable research or publicity. Unfavorable research or publicity could have a material adverse effect on Vitalize's ability to generate sales.

Vitalize's business is subject to changing consumer trends and preferences. Any failure to accurately predict or react to these trends could negatively impact consumer opinion of Vitalize as a source for high demand or the latest products, which in turn could harm its customer relationships and cause it to lose market share. The success of Vitalize's product offerings depends upon a number of factors, including its ability to:

•	anticipate customer needs;
•	successfully introduce new products in a timely manner;
•	price its products competitively;
•	deliver its products in sufficient volumes and in a timely manner; and
•	differentiate its product offerings from those of its competitors.

Vitalize may be subject to material product liability claims if people or property are harmed by the products it sells, which could increase its costs and adversely affect its reputation, revenues and operating income.

Some of the products Vitalize sells, distributes or manufactures may expose it to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Vitalize's products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. These products could contain contaminated substances, and some of the products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

In addition, third-party manufacturers produce many of the products Vitalize sells. Vitalize relies on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, Vitalize may also be liable for various product liability claims for products it does not manufacture. Moreover, as a practical matter, indemnification from a product supplier is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. Vitalize may be unable to obtain full recovery from the insurer or any indemnifying third-party in respect of any claims against it in connection with products manufactured by such third-party.

Even with adequate insurance and indemnification, product liability claims could significantly damage Vitalize's reputation and consumer confidence in its products. Vitalize's litigation expenses could increase as well, which also could have a material adverse effect on its results of operations even if a product liability claim is unsuccessful or is not fully pursued.

Vitalize may experience product recalls, withdrawals or seizures, which could materially and adversely affect its business, financial condition and results of operations.

Vitalize may initiate or participate in product recalls, withdrawals or seizures if any of the products it sells are believed to cause injury or illness or if Vitalize is alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of those products. A significant product recall, withdrawal or seizure may require significant management attention, would likely result in substantial and unexpected costs and may materially and adversely affect Vitalize's business, financial condition and results of operations. Furthermore, a significant product recall, withdrawal or seizure may adversely affect consumer confidence in its brands and third-party brands sold by Vitalize and thus decrease consumer demand for products sold by Vitalize.

As is common in the VMS industry, Vitalize relies on its contract manufacturers and suppliers to ensure that the products they manufacture and sell to Vitalize comply with all applicable regulatory and legislative requirements. In general, Vitalize seeks representations and warranties, indemnification and insurance from its contract manufacturers and suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage Vitalize's reputation and consumer confidence in its products. In addition, if products offered for sale by Vitalize do not comply with applicable regulatory, statutory and legislative requirements, Vitalize cannot market such products and may be required to recall or remove such products from the market and may face lawsuits related to any alleged non-compliance, which in certain cases could materially and adversely affect Vitalize's business, financial condition and results of operations.

Vitalize's business relies on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could adversely affect its business, financial condition and results of operations.

Vitalize's business is highly dependent upon email and other messaging services for promoting its sites and products. Vitalize provides emails and other "push" communications to customers and other visitors informing them of what is available for purchase on its site that day, and believes these messages are an important part of its marketing and generate a substantial portion of its revenue. If Vitalize is unable to successfully deliver emails or other messages to its subscribers, or if subscribers decline to open its emails or other messages, its revenue and profitability would be materially and adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening its emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact Vitalize's business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in Vitalize's inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit its ability to send such communications or impose additional requirements upon Vitalize in connection with sending such communications would also materially and adversely impact its business. Vitalize's use of email and other messaging services to send communications about its site or other matters may also result in legal claims against it, which may cause increased expenses, and if successful may result in fines and orders with costly reporting and compliance obligations or may limit or prohibit its ability to send emails or other messages. Vitalize also relies on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit Vitalize's ability or its customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking may materially and adversely affect its business, financial condition and results of operations.

If Vitalize fails to retain existing users or add new users, or if its users decrease their level of engagement with its products, Vitalize's business, financial condition and results of operations may be significantly harmed.

The size of Vitalize's user base and its users' level of engagement are critical to its success. Vitalize's financial performance has been and will continue to be significantly determined by its success in adding, retaining and engaging active users. If people do not perceive its products to be useful, reliable and trustworthy, Vitalize may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. Vitalize's user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as users continue to engage increasingly via mobile devices and as Vitalize introduces new and different products and services. Any number of factors could potentially negatively affect user retention, growth and engagement, including if:

•	users increasingly engage with other products or services;
•	Vitalize fails to introduce new products or services that users find engaging or if it introduces new products or services that are not favorably received;
•	users have difficulty installing, updating or otherwise accessing its products on mobile devices;
•	user behavior on any of Vitalize's products changes, including decreases in the quality and frequency of content shared on its products and services;
•

Vitalize is unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks and that achieve a high level of market acceptance;

•	there are decreases in user sentiment about the quality or usefulness of its products or concerns related to privacy and sharing, safety, security or other factors;
•	Vitalize is unable to manage and prioritize information to ensure users are presented with content that is interesting, useful and relevant to them;
•	users adopt new technologies where its products may be displaced in favor of other products or services, or may not be featured or otherwise available;
•	there are adverse changes in Vitalize's products that are mandated by legislation, regulatory authorities or litigation, including settlements or consent decrees;
•

technical or other problems prevent Vitalize from delivering its products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•	Vitalize adopts policies or procedures related to areas such as sharing or user data that are perceived negatively by its users or the general public;
•

it elects to focus its user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by Vitalize, third parties or otherwise;

•	Vitalize fails to provide adequate customer service to users, marketers or developers; or
•	developers whose products are integrated with Vitalize or other companies in its industry are the subject of adverse media reports or other negative publicity.

Vitalize’s current or future products, such as its development tools and application programming interfaces that enable developers to build, grow and monetize mobile and web applications, reduce user activity on Bodybuilding.com by making it easier for its users to interact and share on third-party mobile and web applications.

Any of the above factors could have a material and adverse effect on Vitalize's business, financial condition and results of operations.

The seasonality of Vitalize's business places increased strain on its operations.

Vitalize derives significant sales during the first quarter of each year. If it does not stock or restock popular products in sufficient amounts such that it fails to meet customer demand, it could significantly affect its revenue and future growth. If it overstocks products, it may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability. If too many customers access Vitalize's websites within a short period of time due to increased demand, it may experience system interruptions or site performance slowdown that make its website unavailable or prevent it from efficiently fulfilling orders, which may reduce the volume of products it sells and the attractiveness of its products and services. In addition, Vitalize may be unable to adequately staff its fulfillment and customer service centers during these peak periods.

Factors Relating to the Expedia Holdings Split-Off

We may have a significant indemnity obligation to Liberty Interactive if the Expedia Holdings Split-Off is treated as a taxable transaction.

In connection with the Expedia Holdings Split-Off, Liberty Interactive received an opinion of its tax counsel to the effect that the Expedia Holdings Split-Off will qualify as a tax-free transaction to Liberty Interactive and to the holders of its Liberty Ventures common stock under Section 355, Section 368(a)(1)(D) and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), except with respect to the receipt of cash in lieu of fractional shares.  An opinion of tax counsel is not binding on the IRS or the courts, and the conclusions expressed in such opinion could be challenged by the IRS, and a court could sustain such challenge. In February 2017, the IRS completed its review of the Expedia Holdings Split-Off and informed Liberty Interactive that it agreed with the nontaxable characterization of the transactions. Liberty Interactive received an Issue Resolution Agreement from the IRS documenting this conclusion.

Even if the Expedia Holdings Split-Off otherwise qualifies under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the Expedia Holdings Split-Off would result in a significant U.S. federal income tax liability to Liberty Interactive (but not to holders of Liberty Ventures common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of Liberty Interactive or in the stock of our company (excluding, for this purpose, the acquisition of our common stock by holders of Liberty Ventures common stock in the Expedia Holdings Split-Off) as part of a plan or series of related transactions that includes the Expedia Holdings Split-Off.  Any acquisition of the stock of Liberty Interactive or our company (or any successor corporation) within two years before or after the Expedia Holdings Split-Off would be presumed to be part of a plan that includes the Expedia Holdings Split-Off, although the parties may be able to rebut that presumption under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of tax counsel described above, Liberty Interactive or we might inadvertently cause or permit a prohibited change in ownership of Liberty Interactive or our company, thereby triggering tax liability to Liberty Interactive.

Prior to the Expedia Holdings Split-Off, we entered into a tax sharing agreement with Liberty Interactive.  Under this agreement, Liberty Interactive is generally responsible for any taxes and losses resulting from the failure of the Expedia Holdings Split-Off to qualify as a tax-free transaction; however, we are required to indemnify Liberty Interactive, its subsidiaries and certain related persons for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by us (applicable to actions or failures to act by our company and our subsidiaries following the completion of the Expedia Holdings Split-Off), or (ii) result from the application of Section 355(e) of the Code to the Expedia Holdings Split-Off as a result of the treatment of the Expedia Holdings Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of our company (or any successor corporation).  Our indemnification obligations to Liberty Interactive, its subsidiaries, and certain related persons are not limited in amount or subject to any cap.  If we are required to indemnify Liberty Interactive, its subsidiaries, or such related persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

To preserve the tax-free treatment of the Expedia Holdings Split-Off, we may determine to forego certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions for some period of time following the Expedia Holdings Split-Off.  In addition, our indemnity obligation related to the Expedia Holdings Split-Off under the tax sharing agreement might discourage, delay or prevent a change of control transaction for some period of time following the Expedia Holdings Split-Off.

We have incurred and will continue to incur material costs as a result of our separation from Liberty Interactive.

We have incurred and will continue to incur costs and expenses not previously incurred as a result of our separation from Liberty Interactive. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”)), tax administration and human resources related functions. Although Liberty Media will continue to provide many of these services for us under the services agreement, we cannot assure you that the services agreement will continue or that these costs will not be material to our business.

Prior to the Expedia Holdings Split-Off, we were not an independent company and we may be unable to make, on a timely or cost-effective basis, additional changes necessary to operate as an independent company.

Prior to the Expedia Holdings Split-Off, our business was operated by Liberty Interactive as part of its broader corporate organization, rather than as an independent company. Liberty Interactive's senior management oversaw the strategic direction of our businesses and Liberty Interactive (directly and through its services agreement with Liberty Media) performed various corporate functions for us, including, but not limited to:

•	selected human resources related functions;
•	tax administration;
•	selected legal functions (including compliance with Sarbanes-Oxley), as well as external reporting;
•	treasury administration, investor relations, internal audit and insurance functions; and
•	selected information technology and telecommunications services.

Following the Expedia Holdings Split-Off, neither Liberty Interactive nor Liberty Media has any obligation to provide these functions to us other than those services that are provided by Liberty Media pursuant to the services agreement between us and Liberty Media. If, once our services agreement terminates, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost effectively, we may not be able to operate our business effectively and our profitability may decline. If Liberty Media does not continue to perform effectively the services to be provided to us under the services agreement, we may not be able to operate our business effectively.

Our company has overlapping directors and officers with Liberty Interactive and Liberty Media, which may lead to conflicting interests.

As a result of the Expedia Holdings Split-Off, the September 2011 separation of Starz from Liberty Interactive and the January 2013 spin-off of Liberty Media from Starz, most of the executive officers of Expedia Holdings also serve as executive officers of Liberty Interactive and Liberty Media and our Chairman of the Board is also the Chairman of the Board of Liberty Interactive and Liberty Media. Following the Expedia Holdings Split-Off, John C. Malone became the Chairman of the Board and a director of our company, Liberty Interactive and Liberty Media, and Christopher W. Shean became the Chief Executive Officer, President and a director of our company, and a Senior Advisor of Liberty Interactive and Liberty Media. None of these companies has any ownership interest in any of the others. Our executive officers and members of our company's board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive or Liberty Media or any other public company have fiduciary duties to that company's stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty Interactive or Liberty Media pursues corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Our company has renounced its rights to certain business opportunities and our restated charter provides that no director or officer of our company breaches their fiduciary duty and therefore be liable to our company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty Interactive and Liberty Media) instead of our company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of our company or as a director or officer of any of our subsidiaries, and (y) such opportunity relates to a line of business in which our company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Interactive or Liberty Media and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty Interactive, Liberty Media or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Our inter-company agreements were negotiated while we were a subsidiary of Liberty Interactive.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty Interactive for certain of our businesses. In addition, we entered into a services agreement with Liberty Media pursuant to which it will provide to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we will pay Liberty Media a services fee. The terms of all of these agreements were established while we were a wholly owned subsidiary of Liberty Interactive, and hence may not be the result of arms' length negotiations. Although we believe that the negotiations with Liberty Media are at arms' length, the persons negotiating on behalf of Liberty Media also serve as officers of Liberty Interactive, as described above. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Factors Relating to Expedia Holdings' Common Stock and the Securities Market

Our stock price may fluctuate significantly.

The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	changes in earnings estimated by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of comparable companies; and
•	domestic and foreign economic conditions.

The fair value of our investment in Expedia, on an as-converted basis, was approximately $2,674 million as of December 31, 2016, which, prior to the Expedia Holdings Split-Off, represented a large portion of the total market value of the Liberty Ventures common stock, as a whole, and, following the Expedia Holdings Split-Off, represents an even larger portion of Expedia Holdings’ total market value. As a result of the Expedia Holdings Split-Off, our stock price may move in tandem with the Expedia stock price to a greater degree than the Liberty Ventures common stock did prior to the Expedia Holdings Split-Off, with the result that our stock price may be disproportionately affected by the results of operations of Expedia and developments in its business.

If we are unable to satisfy the requirements of Section 404 of Sarbanes-Oxley, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of Sarbanes-Oxley requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries' internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on management's assessment of those matters. Our compliance with Section 404 of Sarbanes-Oxley will first be tested in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2017. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadline imposed by Sarbanes-Oxley. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

Prior to the Proxy Arrangement Termination Date:

•

having a board divided into Series B Directors and Common Stock Directors (each as defined in our restated charter), with the Series B Directors having certain powers with respect to the voting of our Expedia common stock in the election of Expedia directors;

•	requiring that a supermajority vote of our stockholders is necessary to sell or transfer any of the shares of Expedia class B common stock held by our company;
•

requiring stockholder approval by holders of at least 70% of our voting power or the approval by at least 80% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated charter;

•	limiting the size of our board of directors to seven members; and
•	having the proxy arrangements terminate upon a change in control of our company, with the voting power over our Expedia common stock reverting to Mr. Diller pursuant to the Diller Proxy.

Prior to and following the Proxy Arrangement Termination Date:

•

authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, except in the election of Common Stock Directors prior to the Proxy Arrangement Termination Date, a Series A that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;

•	authorizing the issuance of "blank check" preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•	providing that all legal actions with respect to derivative claims and fiduciary duty claims be brought exclusively in Delaware courts;
•	limiting who may call special meetings of stockholders;
•	prohibiting stockholder action by written consent, other than in certain limited circumstances, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
•

establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•

the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

Following the Proxy Arrangement Termination Date:

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors; and
•

requiring stockholder approval by holders of at least 70% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated charter.

Certain other provisions of the proxy arrangements may also have the effect of making an acquisition of our company more difficult.

Expedia Holdings is subject to ownership concentration by one principal stockholder.

Malone beneficially owns shares of our common stock representing approximately 33% of Expedia Holdings’ voting power as of January 31, 2017. Malone's equity interest in Expedia Holdings is not subject to any restrictions in favor of Expedia Holdings other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements. Malone's rights to vote or dispose of his equity interest in Expedia Holdings is, however, subject to restrictions pursuant to the terms of the proxy arrangements.

Until the Proxy Arrangement Termination Date, Malone and his wife have granted Mr. Diller an irrevocable proxy over the shares of Expedia Holdings common stock beneficially owned by the Malone Group (the “Covered Shares”). As a result, Mr. Diller will vote the Covered Shares in matters submitted to a vote of our stockholders, subject to limited exceptions. As a result of the voting power attributed to the Covered Shares, Mr. Diller will also effectively be able to block certain actions by Expedia Holdings prior to the Proxy Arrangement Termination Date, including, but not limited to, certain amendments to our restated charter and bylaws and the transfer of all or any portion of the shares of Expedia class B common stock owned by Expedia Holdings. Mr. Diller will also be able to replace the Series B Directors though Malone will retain the right to remove the Series B Directors. Following the Proxy Arrangement Termination Date, Malone and his wife will resume full voting control over the Covered Shares.

Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.

Principles of Delaware law and the provisions of our restated charter may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.

Item 1B.   Unresolved Staff Comments

None.

Item 2.     Properties.

In connection with the Expedia Holdings Split-Off, a wholly owned subsidiary of Liberty Media entered into a facilities sharing agreement with Expedia Holdings, pursuant to which Expedia Holdings shares office facilities with Liberty Media, Liberty Interactive, Liberty TripAdvisor Holdings, Inc. and Liberty Broadband Corporation located at 12300 Liberty Boulevard, Englewood, Colorado.

Expedia leases approximately 3.2 million square feet of office space worldwide, pursuant to leases with expiration dates through November 2026. Expedia leases 562,000 square feet for its headquarters in Bellevue, Washington, pursuant to leases with expiration dates through December 2019. In addition, Expedia also leases approximately 1.1 million square feet of office space for its domestic operations in various other cities and locations pursuant to leases with expiration dates through March 2026. Expedia also leases approximately 1.6 million square feet of office space for its international operations in various cities and locations pursuant to leases with expiration dates through November 2026. In addition to its leased space, on April 30, 2015, Expedia acquired its future corporate headquarters for $229 million, consisting of multiple office and lab buildings located in Seattle, Washington. The build out of the headquarters is expected to be significant as Expedia converts lab facilities into office space. Expedia expects employees to be moved to the new location during 2019.

Vitalize operates order fulfillment centers in Shiremanstown, Pennsylvania, North Las Vegas, Nevada, New Berlin, Wisconsin and Dunstable, Bedfordshire, England, and technology development operations in Santa Ana, Costa Rica and Portland, Oregon. Vitalize owns its corporate headquarters, which is located in Boise, Idaho. Fulfillment centers are typically leased with standard lease terms of three to five years, with lease expiration dates varying between 2017 and 2020.

Item 3.     Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Vitalize are party to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. There are no other material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2016 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of our common stock has been outstanding since November 4, 2016.  Our Series A and Series B common stock trades on the Nasdaq Global Select Market under the symbols “LEXEA” and “LEXEB,” respectively.  The following table sets forth the range of high and low sales prices of shares of each series of our common stock for periods they were outstanding during the year ended December 31, 2016.

	Series A		Series B
	(LEXEA)		(LEXEB)
	High	Low	High	Low
2016
Fourth quarter (after November 4, 2016)	$45.43	39.05	41.00	41.00

Holders

As of January 31, 2017, there were 993 and 62 record holders of our Series A and Series B common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

The following table sets forth information concerning the Company’s purchase of Series B Expedia Holdings common stock during the three months ended December 31, 2016:

			Total Number of	Maximum Number
			Shares (or Units)	(or Approximate Dollar
	Total Number		Purchased as	Value) of Shares that
	of Shares	Average	Part of Publicly	May Yet be Purchased
	Purchased /	Price Paid per	Announced Plans	Under the Plans or
Period	Surrendered (1)	Share	or Programs	Programs
November 4 - 30, 2016	95	$ 43.61	None	None
December 1 - 31, 2016	None	NA	None	None
Total	95		None

(1)

Stockholders who received shares of Expedia Holdings common stock in the Expedia Holdings Split-Off were paid cash in lieu of fractional shares of Expedia Holdings Series A and Series B common stock.  In order to fund the cash payments made to holders of shares of Expedia Holdings Series B common stock, the fractional shares that would have otherwise been issued to those holders were aggregated by the Company’s transfer agent and repurchased by Expedia Holdings.

During the three months ended December 31, 2016,  2,046 shares of Series A Expedia Holdings common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.     Selected Financial Data.

The following tables present selected historical financial statement information relating to our financial condition and results of operations for the past five years. Certain prior period amounts have been reclassified for comparability with the current year presentation. The following data should be read in conjunction with the accompanying consolidated financial statements.

Summary Balance Sheet Data:

	December 31,
	2016 (1)	2015	2014	2013	2012
	amounts in millions
Cash and cash equivalents	$1,851	2	2	3	3
Accounts receivable, net	$1,345	1	1	1	2
Investment in Expedia	$—	927	514	477	431
Intangible assets not subject to amortization	$22,740	77	77	77	77
Intangible assets subject to amortization, net	$6,363	24	22	22	22
Total assets	$33,982	1,126	706	678	594
Accounts payable, merchant	$1,509	—	—	—	—
Total related party notes payable (2)	$—	—	16	20	24
Total debt and capital lease obligations, including current	$3,795	41	36	39	16
Deferred income tax liabilities	$3,477	304	156	148	142
Total equity	$20,292	672	390	357	316

Summary Statement of Operations Data:

	Year ended December 31,
	2016 (1)	2015	2014	2013	2012
	amounts in millions
Revenue	$1,581	465	455	421	321
Gross profit	$1,055	113	101	93	76
Operating income	$(389)	10	10	9	9
Interest expense	$(19)	(1)	(1)	(1)	—
Share of earnings (losses) of Expedia	$26	117	58	31	67
Realized and unrealized gains (losses) on financial instruments, net	$—	—	—	—	(270)
Gains (losses) on transactions, net	$2,005	—	—	—	443
Gain (loss) on dilution of investment in Expedia	$(2)	320	3	(1)	1
Net earnings (loss) attributable to Expedia Holdings shareholders	$2,292	281	45	25	157
Basic earnings (loss) attributable to Series A and Series B Expedia Holdings shareholders per common share (3)	$40.21	4.94	0.80	0.44	2.75
Diluted earnings (loss) attributable to Series A and Series B Expedia Holdings shareholders per common share (3)	$39.52	4.94	0.80	0.44	2.75

(1)

As discussed in note 3 to the accompanying consolidated financial statements, in connection with the Expedia Holdings Split-Off, pursuant to the Governance Agreement and proxy arrangements, Expedia Holdings may now exercise its approximately 52.3% voting interest in Expedia. As a result, Expedia Holdings began consolidating Expedia upon completion of the Expedia Holdings Split-Off. In conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.

(2)

As discussed in note 11 to the accompanying consolidated financial statements, as part of a contribution agreement entered into by Liberty Interactive and Vitalize on October 15, 2015, the balance of the related party note payable and accrued interest was contributed to equity.

(3)

We issued 56,946,673 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016.  The number of shares issued upon completion of the Expedia Holdings Split-Off was used to determine both basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014, 2013 and 2012 and for the period from January 1, 2016 through the date of the Expedia Holdings Split-Off, as no Company equity awards were outstanding prior to the Expedia Holdings Split-Off. Basic earnings (loss) per share subsequent to the Expedia Holdings Split-Off was computed using the weighted average number of shares outstanding (“WASO”) from the date of the completion of the Expedia Holdings Split-Off through December 31, 2016. Diluted earnings per share subsequent to the Expedia Holdings Split-Off was computed using the WASO from the date of the completion of the Expedia Holdings Split-Off through December 31, 2016, adjusted for potentially dilutive equity awards outstanding during the same period.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. References in this section to "our company," "our business," "us," "we" and words of similar effect refer to Expedia Holdings. See note 2 in the accompanying consolidated financial statements for an overview of accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Explanatory Note

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings," the "Company," “us,” “we,” or “our” as discussed below) (the "Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Liberty Interactive's former ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's former wholly-owned subsidiary Bodybuilding.com, LLC. As of December 31, 2016, Expedia Holdings beneficially owned approximately 15.7% of the outstanding Expedia common stock and 52.3% of the voting interest in Expedia. Bodybuilding.com, LLC became a wholly owned subsidiary of Liberty Interactive in October 2015 when Liberty Interactive purchased the remaining ownership interest in Bodybuilding.com, LLC. In 2016, Bodybuilding.com, LLC underwent a corporate restructuring, which resulted in Bodybuilding.com, LLC becoming a wholly-owned subsidiary of Vitalize, LLC (“Vitalize”).

The Expedia Holdings Split-Off was accomplished by the redemption by Liberty Interactive on a per share basis of,  (i) 0.4 of each outstanding share of Liberty Interactive’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) for 0.4 of a share of Expedia Holdings’ Series A common stock, and (ii) 0.4 of each outstanding share of Liberty Interactive’s Series B Liberty Ventures common stock as of the Redemption Date for 0.4 of a share of Expedia Holdings’ Series B common stock, with cash paid in lieu of any fractional shares of Liberty Interactive’s Series A and Series B Liberty Ventures common stock and Expedia Holdings’ Series A and Series B common stock. Following the Expedia Holdings Split-Off, Expedia Holdings and Liberty Interactive operate as separate, publicly traded companies. The Expedia Holdings Split-Off is intended to be tax-free to Liberty Interactive and stockholders of Liberty Ventures.

Overview

We own an approximate 15.7% equity interest and 52.3% voting interest in Expedia as of December 31, 2016. Historically, Liberty Interactive was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to a stockholders agreement (the “Stockholders Agreement”) with Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock ("EXPE") and Expedia class B common stock (the “Expedia class B common stock,” and together with EXPE, the “Expedia common stock”) then owned by Liberty Interactive. Liberty Interactive was also subject to a governance agreement (the “Governance Agreement”) with Expedia which provided for the right to nominate

20% of the members of Expedia's board of directors, which is currently comprised of 13 members (three of which were nominated by Liberty Interactive). The Governance Agreement also provided for registration and other rights, and imposed certain restrictions on the ownership of shares of Expedia class B common stock. Pursuant to the Governance Agreement, Liberty Interactive had (and, following the completion of the Expedia Holdings Split-Off, the Company has) preemptive rights that entitle it to purchase a number of shares of Expedia common stock (excluding certain issuances related to options, warrants or convertible securities) so that Liberty Interactive or the Company, as applicable, will maintain the identical ownership interest in Expedia (subject to certain adjustments) that it had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Liberty Interactive or the Company, as applicable, would or will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty Interactive or the Company, as applicable, opted or opts to acquire shares of EXPE in lieu of shares of Expedia class B common stock. Based on the Stockholders Agreement and the Governance Agreement, the Company determined that, prior to the Expedia Holdings Split-Off, it did not control Expedia but instead had significant influence with respect to Expedia and accordingly, accounted for its investment in Expedia as an equity method affiliate.

In connection with the Expedia Holdings Split-Off, (a), the Governance Agreement and Stockholders Agreement were assigned by Liberty Interactive to the Company and (b) Mr. Diller ceased to directly control a majority voting interest in Expedia by irrevocably assigning (the “Diller Assignment”) the Diller Proxy to the Company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off, subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone (“Malone”), Leslie Malone (“Mrs. Malone” and together with Malone, the “Malone Group”), Liberty Interactive and the Company (the “Amended and Restated Transaction Agreement” and the date on which such termination event occurs, the “Proxy Arrangement Termination Date”). By virtue of (i) certain governance rights with respect to the Company as set forth in the Company’s restated certificate of incorporation, an amendment to the Stockholders Agreement and the Amended and Restated Transaction Agreement and (ii) the grant by the Malone Group to Mr. Diller of an irrevocable proxy to vote, subject to certain exceptions, shares of the Company’s common stock beneficially owned by the Malone Group upon the completion of the Expedia Holdings Split-Off or thereafter for a period of time ending upon termination of Mr. Diller's assignment of the Diller Proxy (the arrangements described in clauses (i) and (ii), together with the Diller Assignment, the “proxy arrangements”), Mr. Diller will be able to elect and replace the directors of the Company who will determine how the Company will exercise certain rights and vote the shares of EXPE and Expedia class B common stock owned by the Company in the election of Expedia directors, though Malone will retain the ability to remove such directors of the Company. The rights under the Governance Agreement and Stockholders Agreement, each as assigned and amended, will be maintained even upon termination of the proxy arrangements. As a result, Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia.

In 2016, Bodybuilding.com, LLC underwent a corporate restructuring, which resulted in Bodybuilding.com, LLC becoming a wholly-owned subsidiary of Vitalize. Effective November 17, 2016, Bodybuilding.com, LLC amended its Certificate of Formation in the State of Delaware to change its name to Vitalize, LLC, and a new Bodybuilding.com, LLC (“Bodybuilding”) was formed in the state of Delaware, effective November 1, 2016. In addition to the new Bodybuilding, which will continue to offer online retail sales of dietary supplements, Vitalize also formed Verity Nutrition, LLC (“Verity Nutrition”) on August 23, 2016 and WeMotivate, LLC (“WeMotivate”) on October 19, 2016, both of which are also wholly-owned subsidiaries of Vitalize. Effective January 1, 2017, the financial results for Vitalize, Bodybuilding, WeMotivate, and Verity Nutrition will take this new corporate structure into account. The financial results for Vitalize are all attributable to Bodybuilding, its wholly owned subsidiary, for the years ended December 31, 2016, 2015 and 2014.

The financial information represents a combination of the historical financial information of Vitalize and Liberty Interactive's interest in Expedia. This financial information refers to the consolidation of the aforementioned subsidiary and investment as "Expedia Holdings," "the Company," "us," "we" and "our" here and in the notes to the consolidated financial statements.

Strategies and Challenges

Executive Summary

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia has created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. Expedia makes available, on a stand-alone and package basis, travel products and services provided by numerous lodging properties, airlines, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. Expedia also offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on its transaction-based websites.

Vitalize is primarily an Internet retailer of sports, fitness, dietary supplements, and other health and wellness products. It is also a large publisher of online health and fitness content, offering complimentary fitness content, workout programs, video trainers, articles, recipes, health advice and motivational stories. The online model also includes a combination of detailed product information and real-time user reviews to help its visitors achieve their health and fitness goals. Visitors include gym-goers, athletes, weightlifters and bodybuilders, and any individual wanting to improve their mental and physical well-being through diet and exercise. Vitalize launched its Bodybuilding.com website in 1999 which now includes more than 30,000 pages of editorial content, 10,000 videos and 16,000 pages of store content. Its properties encompass more than 30 million monthly unique visitors that create an inclusive fitness community that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements.

Our results prior to November 4, 2016 were largely dependent on the operating performance of Vitalize. Upon the completion of the Expedia Holdings Split-Off and for future periods, Expedia Holdings results have been and will be largely dependent upon the operating performance of Expedia. Therefore, the executive summary below contains the strategies and challenges of Expedia for an understanding of the business objectives of Expedia, our most significant operating business. In addition, we have included challenges and strategies related to Vitalize.

Key Drivers of Revenue

Expedia revenue is primarily derived from the facilitation of the booking of hotel rooms, airline seats, car rentals and destination services from their travel suppliers, commissions or ticketing fees from travel suppliers and/or travelers and revenue from click-through fees charged to their travel partners for traveler leads sent to the travel partners' websites. Expedia also earns revenue from term-based paid subscriptions for vacation rental listings and other ancillary services provided to property owners and managers. Expedia expects to continue to grow revenue through technology and product innovation, global expansion and new channel penetration.

Vitalize primarily earns revenue from the sale of health and fitness supplements and accessories on its Bodybuilding.com website and mobile properties, with a very limited amount of sales coming from advertising revenue. Vitalize markets approximately 550 globally recognized brands, including several brands exclusive to its retail channel. Through its Bodybuilding.com website, Vitalize offers directly to its customers one of the largest varieties of supplements, vitamins and minerals with approximately 18,000 stock keeping units, and delivers its products primarily through its fulfillment centers. Vitalize is diligent about offering a broad spectrum of products to meet the needs of its customers but also develops, identifies and retains exclusive brands for its customers. Vitalize expects to drive revenue by continuing to sell supplements, increase advertising revenue on its properties, further leverage its fitness related content, and optimize its online and mobile properties for a better shopping and online customer experience. Vitalize's business is slightly seasonal; the first quarter of the year is its busiest, as people start to implement their New Year's resolutions towards health and fitness.

Current Trends Affecting Our Business

Expedia faces strong and increasing competition from online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel meta-search websites, mobile travel applications, social media websites, as well as traditional consumer eCommerce and group buying websites. Expedia faces these competitors in local, regional, national and/or international markets. In some cases, competitors are offering favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult. Expedia also faces competition for customer traffic on Internet search engines and metasearch websites, which impacts their customer acquisition and marketing costs. Political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future.

Vitalize competes primarily against other specialty and online retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. Vitalize faces these competitors in both domestic and international markets. This market is sensitive to fitness trends, product and shipping prices, government regulation, foreign currency exchange rates and the introduction of new products. As sports nutrition products become more mainstream, the size of the total addressable market will continue to increase. This will positively impact Vitalize's opportunity to serve more customers, but also attracts competition to this market. More online retailers, such as Amazon.com, have recently expanded their sports nutrition product offerings, and it is expected that such offerings will continue to put pressure on Vitalize’s ability to attract new customers as well as retain current customers.   In addition, mobile visitors to its website continue to make up a larger portion of its total traffic. The capacity to increase total traffic and the ability to provide the full value proposition to visitors on a mobile platform is challenging, and these visitors make purchases at a lower rate than traditional desktop visitors. Vitalize expects these trends to negatively impact its domestic and international sales and profitability in the near-term.

Vitalize and Expedia must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. As their operations grow in size and scope, they must continuously improve and upgrade their systems and infrastructure while maintaining or improving the reliability and integrity of their systems and infrastructure. These companies must be able to incorporate new technologies into their products and services in order to address the needs of their customers.

Results of Operations—Years Ended December 31, 2016, 2015 and 2014

The amounts included in the table below represent the Company’s results for each of the years ended December 31, 2016, 2015 and 2014, as well as a year over year comparison of revenue, operating income (loss) and Adjusted OIBDA for the years ended December 31, 2016 and 2015 on a pro forma basis, prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisitions, as if the consolidation of Expedia was completed on January 1, 2015. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been as if the transaction had happened previously and the Company consolidated Expedia during the periods presented.

Consolidated operating results:

				Pro forma
	Year ended December 31,			Year ended December 31,
	2016	2015	2014	2016	2015
	amounts in millions
Revenue
Expedia	$1,170	NA	NA
Vitalize	411	465	455
Consolidated Expedia Holdings	$1,581	465	455	9,185	6,987

Operating income (loss)
Expedia	$(383)	NA	NA
Vitalize	(3)	10	10
Corporate and other	(3)	—	—
Consolidated Expedia Holdings	$(389)	10	10	(1,114)	(1,816)

Adjusted OIBDA
Expedia	$133	NA	NA
Vitalize	15	33	31
Corporate and other	(2)	—	—
Consolidated Expedia Holdings	$146	33	31	1,616	942

Expedia Holdings began consolidating the results of Expedia beginning on November 4, 2016, in connection with the completion of the Expedia Holdings Split-Off. The operating results in the table above include Expedia’s consolidated results for the period November 4, 2016 through December 31, 2016. See “Results of Operations – Businesses” below for a more detailed discussion of Expedia’s and Vitalize’s stand alone results.

Revenue

Consolidated Expedia Holdings revenue increased $1.1 billion and $10 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods.

Overall the increase in revenue during 2016 was primarily due to revenue from Expedia as a result of the consolidation of Expedia in connection with the Expedia Holdings Split-Off on November 4, 2016.  The $1,170 million increase in revenue due to the consolidation of Expedia was partially offset by a $54 million decrease in Vitalize revenue during the year. The overall increase in revenue during 2015 was due to an increase in Vitalize revenue.

On a pro forma basis, total revenue increased by $2.2 billion for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in revenue on a pro forma basis is primarily due to a $2.1 billion increase in Expedia’s actual stand-alone revenue for the same period.

Operating Income (Loss)

Consolidated Expedia Holdings operating income (loss) declined $399 million and remained flat for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods.

Expedia operating loss increased $383 million during the year ended December 31, 2016 when compared to the same period in 2015, due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s operating loss for the year ended December 31, 2016 includes $439 million of operating losses due to acquisition accounting adjustments. Vitalize operating income declined $13 million for the year ended December 31, 2016 as compared to the corresponding prior year, primarily as a result of a $54 million decline in revenue, as discussed above, partially offset by a $41 million decrease in in operating expenses, including a $2 million decline in depreciation and amortization expense and a $3 million decline in stock-based compensation expense. Additionally, corporate and other operating loss increased by $3 million during the year ended December 31, 2016 when compared to the same period in 2015, due to costs incurred by the Company in connection with the Expedia Holdings Split-Off as well as corporate overhead and personnel costs and stock-based compensation expense associated with awards granted to employees of Expedia Holdings subsequent to the Expedia Holdings Split-Off.

Vitalize operating income remained flat for the year ended December 31, 2015 as compared to the corresponding prior year, primarily as a result of a $10 million increase in revenue, as discussed above, offset by a $10 million increase in operating expenses during the year, including a $2 million increase in depreciation and amortization expense.

On a pro forma basis, operating loss improved by $702 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The pro forma improvement in operating loss is primarily attributable to a $670 million improvement in acquisition accounting-related adjustments in 2016 as compared to 2015 due to an accelerated amortization model based on estimated usage. Expedia’s actual stand-alone operating income improved $48 million for the same period.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes costs such as  legal reserves, occupancy tax and other, restructuring and related reorganization charges, depreciation and amortization, stock-based compensation, separately reported litigation settlements and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes.

Consolidated Expedia Holdings Adjusted OIBDA increased $113 million and $2 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods.

Expedia Adjusted OIBDA increased $133 million during the year ended December 31, 2016 when compared to the same period in 2015, due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s Adjusted OIBDA for the year ended December 31, 2016 includes an $84 million decrease in revenue as a result of acquisition accounting adjustments. Vitalize Adjusted OIBDA declined $18 million for the year ended December 31, 2016 as compared to the corresponding prior year, primarily as a result of a $54 million decrease in revenue and a $14 million increase in selling, general and administrative expense, partially offset by a $49 million decrease in cost of product sales. Additionally, Corporate and other Adjusted OBIDA decreased $2 million during the year ended December 31, 2016, as compared to the corresponding prior year, due to corporate and other expenses incurred by the Company subsequent to the completion of the Expedia Holdings Split-Off on November 4, 2016. Corporate and other Adjusted OIBDA consists primarily of costs incurred by the Company in connection with the Expedia Holdings Split-Off as well as corporate overhead and personnel costs.

The increase in Consolidated Expedia Holdings Adjusted OIBDA during the year ended December 31, 2015 was driven by Vitalize’s results of operations, including a $10 million increase in revenue, as discussed above, as well as a $2 million decrease in cost of retail sales, partially offset by a $3 million increase in operating expenses and a $7 million increase in selling, general and administrative expenses.

On a pro forma basis, Adjusted OIBDA improved by $674 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Expedia’s actual stand-alone Adjusted OIBDA improved $544 million for the same period. Additionally, the pro forma improvement in Adjusted OIBDA is due to a $150  million improvement in acquisition accounting-related adjustments in 2016 as compared to 2015 due to deferred revenue adjustments that are fully recognized during the initial fiscal year of consolidation.

Other Income and Expense:

Components of Other Income (Expense) are presented in the table below.

	Year ended December 31,
	2016	2015	2014
	amounts in millions
Interest expense
Expedia	$(17)	—	—
Vitalize	(1)	(1)	(1)
Corporate and other	(1)	—	—
Consolidated Expedia Holdings	$(19)	(1)	(1)

Related party interest expense
Expedia	$—	—	—
Vitalize	—	(1)	(2)
Corporate and other	—	—	—
Consolidated Expedia Holdings	$—	(1)	(2)

Share of earnings (loss) of Expedia
Expedia	$—	—	—
Vitalize	—	—	—
Corporate and other	26	117	58
Consolidated Expedia Holdings	$26	117	58

Gain (loss) on dilution of investment in Expedia
Expedia	$—	—	—
Vitalize	—	—	—
Corporate and other	(2)	320	3
Consolidated Expedia Holdings	$(2)	320	3

Gain on consolidation of Expedia
Expedia	$—	—	—
Vitalize	—	—	—
Corporate and other	2,005	—	—
Consolidated Expedia Holdings	$2,005	—	—

Other, net
Expedia	$1	—	—
Vitalize	(1)	—	(1)
Corporate and other	—	—	—
Consolidated Expedia Holdings	$—	—	(1)

Interest expense

Consolidated Expedia Holdings interest expense increased $18 million and remained flat for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. The increase in 2016 was primarily due to the consolidation of Expedia in connection with the Expedia Holdings Split-Off and approximately $1 million interest expense associated with outstanding borrowings of $350 million on a margin loan entered into by the Company on November 1, 2016.

Related party interest expense

Related party interest decreased approximately $1 million for each of the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. Vitalize had an outstanding note with its former parent company, Liberty Interactive (the "Liberty Note"), in the amount of approximately  $16 million. The Liberty Note required Vitalize to make interest only payments at a 10% interest rate on a quarterly basis with the final payment due January 31, 2020. As part of a contribution agreement entered into by Liberty Interactive and Vitalize on October 15, 2015, the balance of the note and accrued interest was considered contributed equity. The decrease in both the years ended December 31, 2016 and 2015 was due to the payment of outstanding principal during each of the periods as well as the contribution of the note to equity in the fourth quarter of 2015.

Share of earnings (losses) of Expedia

The Company’s  share of earnings of Expedia decreased $91 million and increased $59 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. The decrease in Expedia Holdings' share of Expedia's earnings in 2016 is due to an overall decrease in Expedia’s results of operations for the year ended December 31, 2016 and compared to the prior year, and due to the Expedia Holdings Split-Off, the Company only recognized Expedia’s share of earnings through November 4, 2016 instead of a full year. The increase in 2015 was primarily due to a significant gain Expedia recognized on the sale of a business during the year ended December 31, 2015.

In connection with the Expedia Holdings Split-Off, (a), the Governance Agreement and Stockholders Agreement were assigned by Liberty Interactive to the Company and (b) Mr. Diller ceased to directly control a majority voting interest in Expedia by irrevocably assigning the Diller Proxy to the Company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off, subject to certain termination events. As a result, Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. In conjunction with application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain related to a difference between our historical basis and the fair value of our interest in Expedia.

Gain (loss) on dilution of investment in Expedia

The Company had a loss on dilution of its investment in Expedia of $2 million and gains on dilution of investment of $320 million and $3 million during the years ended December 31, 2016, 2015 and 2014, respectively.  Changes in the Company’s proportionate share of the underlying equity of its investment in Expedia, as accounted for under the equity method, which resulted from the issuance of additional equity securities by Expedia to investors other than the Company, were recognized in the Company’s consolidated statement of operations through the gain (loss) on dilution of investment in Expedia line item. Dilution losses were due to the issuance of Expedia common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below the Company’s book basis per share.  Alternatively, dilution gains were due to the issuance of Expedia common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices above the Company’s book basis per share. The significant gain in 2015 was primarily due to an acquisition by Expedia that was executed partially through the issuance of shares of Expedia common stock. This diluted our ownership percentage and is treated like a sale at a price greater than our cost basis.

Gain on consolidation of Expedia

On November 4, 2016, in connection with the completion of the Expedia Holdings Split-Off, we acquired a controlling interest in Expedia which resulted in the application of acquisition accounting and the consolidation of Expedia on that date. Expedia Holdings recorded a gain of approximately $2.0 billion associated with application of acquisition accounting based on the difference between fair value and the carrying value of the ownership interest Expedia Holdings had in Expedia prior to the acquisition of the controlling interest. See note 3 in the accompanying consolidated financial statements for additional discussion regarding this transaction.

Income taxes

The Company had an income tax benefit of $451 million and income tax expenses of $163 million and $21 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 28%, 37% and 31%, respectively. The 2016 effective tax rate is less than the U.S. federal income tax rate of 35% due primarily to the consolidation of a previously held equity method affiliate in the current period that triggered a gain for accounting purposes but not for tax purposes and the reversal of the deferred tax liability related to the equity method affiliate, which resulted in additional tax benefit. The 2015 effective tax rate is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes, partially offset by the impact of the dividends received deduction on dividends from Expedia. The 2014 effective tax rate is less than the U.S. federal income tax rate of 35% primarily due to the impact of the dividends received deduction on dividends from Expedia, partially offset by the impact of state taxes.

Net earnings (losses)

We had net earnings of $2,072 million,  $282 million and $46 million for the years ended December 31,  2016,  2015 and 2014, respectively. The change in net earnings was the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Liquidity and Capital Resources

As of December 31, 2016, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, cash generated by Vitalize’s operating activities (to the extent such cash exceeds the working capital needs of the subsidiary and is not otherwise restricted), proceeds from asset sales, outstanding debt facilities, debt and equity issuances and dividend and interest receipts.

As of December 31, 2016,  the Company had a cash balance of $1,851 million. Approximately $1,797 million of the cash balance is held by Expedia.  Although we have an approximate 52.3% voting interest in Expedia as of December 31, 2016, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 15.7% economic interest in Expedia as of December 31, 2016. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. Even upon consolidation of Expedia, we do not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of December 31, 2016, approximately $1.1 billion of Expedia’s cash and short-term investment balances are held in wholly-owned foreign subsidiaries (which includes $737 million related to earnings indefinitely invested outside the United States) as well as $313 million held in majority-owned subsidiaries, which is also indefinitely invested outside the United States. Cumulative earnings related to undistributed earnings of certain foreign subsidiaries that Expedia intends to indefinitely reinvest outside of the United States totaled $1.8 billion as of December 31, 2016. To date, Expedia has permanently reinvested the majority of these foreign earnings outside of the United States, and Expedia does not intend to repatriate these earnings to fund U.S. operations. Should Expedia distribute earnings of foreign subsidiaries in the form of dividends or otherwise, it may be subject to U.S. income taxes.

As of December 31, 2016, Expedia has $1.5 billion available for borrowing under its revolving credit facility.

During November 2016, prior to and in conjunction with the Expedia Holdings Split-Off, the Company borrowed $350 million under a new margin loan secured by shares of Expedia and distributed approximately  $299 million to Liberty Interactive. As of December 31, 2016, the Company has a corporate cash balance of approximately $54 million and $50 million of availability under the new margin loan to cover corporate costs associated with the new public company structure.

Expedia Holdings does not have a corporate debt rating. As of December 31, 2016, Vitalize was not in compliance with one of its financial covenants related to its fixed charge coverage ratio on approximately $9 million of the Vitalize Secured Notes outstanding (see note 6 to the accompanying consolidated financial statements). The covenant violation was a direct result of a one-time charge for transaction-related tax obligations recorded in the fourth quarter.  Subsequent to December 31, 2016, Vitalize obtained a waiver from the lending institutions.  Other than this instance, Expedia Holdings, Expedia and Vitalize were in compliance with their debt covenants as of December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
	amounts in millions
Cash flow information
Expedia cash provided (used) by operating activities	$127	NA	NA
Vitalize cash provided (used) by operating activities	26	21	25
Corporate and other cash provided (used) by operating activities	13	17	13
Net cash provided (used) by operating activities	$166	38	38
Expedia cash provided (used) by investing activities	(118)	NA	NA
Vitalize cash provided (used) by investing activities	(14)	(21)	(18)
Corporate and other cash provided (used) by investing activities	1,725	(22)	(20)
Net cash provided (used) by investing activities	$1,593	(43)	(38)
Expedia cash provided (used) by financing activities	104	NA	NA
Vitalize cash provided (used) by financing activities	(14)	6	(2)
Corporate and other cash provided (used) by financing activities	33	—	—
Net cash provided (used) by financing activities	$123	6	(2)

During the year ended December 31, 2016, our primary uses of corporate and Vitalize cash included a $316 million net distribution to our former parent, inclusive of approximately $17 million of Expedia dividends received by the Company prior to the Expedia Holdings Split-Off and $299 million distributed in connection with the Expedia Holdings Split-Off.  These uses of cash were funded by cash on hand, borrowings of debt and cash provided by operating activities. The significant cash provided by corporate and other investing activities was due to the consolidation of Expedia and its cash on hand at the time of acquisition.

During the year ended December 31, 2015, our primary uses of cash included investments in Expedia of $22 million and capital expenditures at Vitalize of $21 million. These uses of cash were funded by a net $38 million contribution from our former parent, operating activities and additional net borrowings of debt of $1 million.

During the year ended December 31, 2014, our primary uses of cash included investments in Expedia of $20 million and capital expenditures at Vitalize of $18 million. These uses of cash were funded by a net $5 million contribution from our former parent, operating activities and additional net borrowings of debt of $7 million.

During the years ended December 31, 2016, 2015 and 2014, Expedia paid dividends to Expedia Holdings aggregating approximately $17 million, $20 million and $15 million, respectively.

The projected use of our corporate cash may be further investment in the growth of the Vitalize business and potential additional investments in new or existing businesses.

Expedia’s ongoing investments include but are not limited to improvements in infrastructure, which include its servers, networking equipment and software, release improvements to its software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, Expedia began its expansion into the cloud computing environment. While cloud computing expenses are expected to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to Expedia’s data centers over time. Expedia’s future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy.  Expedia currently estimates its new headquarters will total approximately $650 million, of which approximately $30 million was spent in 2016 and less than $100 million will be spent during 2017. The remainder will be split roughly evenly between 2018 and 2019.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Contractual obligations
Long-term debt and capital leases (1)	$3,560	7	858	762	1,933
Interest payments (2)	$1,088	169	325	243	351
Operating lease obligations, including interest (3)	$518	122	215	91	90
Purchase obligations (4)	$277	247	29	1	—
Guarantees (5)	$150	150	—	—	—
Letters of credit (5)	$49	44	5	—	—
Total	$5,642	739	1,432	1,097	2,374

(1)

Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments were issued at a discount or premium. Amounts do not assume additional borrowings or refinancings of existing debt. Amounts assume that outstanding balances were the same through maturity of the notes. For the Expedia unsecured notes that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”), the December 31, 2016 Euro exchange rate was used to convert the Euro 650 million to U.S. Dollars.

(2)

Amounts (i) are based on our outstanding debt at December 31, 2016, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2016 rates and (iii) assume that our existing debt is repaid at maturity. For the Expedia 2.5% Notes, the December 31, 2016 Euro exchange rate was used to calculate the related U.S. Dollar interest payments.

(3)

The leases are for office space and related office equipment. Certain leases contain periodic rent escalation adjustments and renewal options. Lease obligations expire at various dates with the latest maturity in 2026.

(4)

Purchase obligations represent the minimum obligations Expedia and Vitalize have under agreements with certain of their vendors and marketing partners. These minimum obligations are less than Expedia’s and Vitalize’s projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(5)

Guarantees and letters of credit (“LOCs”) are commitments that represent funding responsibilities that may require Expedia’s performance in the event of third-party demands or contingent events. Expedia uses its stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. Of the outstanding balance of Expedia’s stand-by LOCs, $19 million directly reduces the amount available to Expedia from its revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, Expedia provides a guarantee to the aviation authorities of certain foreign countries to protect against potential non-delivery of its packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Expedia’s guarantees also include bonds relating to tax assessments that it is contesting and certain surety bonds related to various company performance obligations.

Critical Accounting Estimates and Policies

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates and accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Fair Value of Non-Financial Instruments.    Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, and our evaluation of the recoverability of our other long-lived assets upon certain triggering events.

The Company periodically reviews the carrying value of its intangible assets with definite lives and other long-lived assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group, or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is recognized.

If the carrying value of our intangible or long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment expense in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our intangible and long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our intangible or long-lived assets may differ from our estimate of fair value.

The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company's indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. As of December 31, 2016, the Company had approximately $23 billion of indefinite lived intangible assets.

We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year. The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. At December 31, 2016,  it was determined that no indication of impairment existed.

Revenue Recognition and Retail Related Adjustments.    Service revenue is recognized when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Revenue from product sales is recognized when all the following criteria are met: a customer executes an order, the sales price and shipping charge has been determined, credit card authorization has occurred and collection is reasonably assured and it is probable that the product has been received by the customer, based on estimated delivery times. Shipping charges billed to customers are classified as revenue. The sales price of orders that have been shipped, but for which the Company estimates that the order has not yet been received by the customer, is recorded as deferred revenue and included in other current liabilities.

An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2016,  2015 and 2014 aggregated $5 million, $5 million and $6 million, respectively.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has not yet selected a transition method and is currently working with our subsidiaries to evaluate the quantitative effect that the updated standard will have on the Company’s consolidated financial statements and related disclosures. Significant progress has been made toward completing the evaluation of potential changes from adopting the new standard. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

Accounting for Certain Merchant Revenue.   Expedia accrues the cost of certain merchant revenue based on the amount expected to be billed by suppliers. In certain instances when a supplier invoices Expedia for less than the cost accrued, Expedia generally recognizes those amounts as revenue six months in arrears, net of an allowance, when it is determined that it is not probable that Expedia will be required to pay the supplier, based on historical experience and contract terms. Actual revenue could be greater or less than the amounts estimated due to changes in hotel billing practices or changes in traveler behavior.

Loyalty Program Accruals.   Expedia offers certain internally administered traveler loyalty programs to its customers, such as its Hotels.com Rewards program, Brand Expedia Expedia+ rewards program and Orbitz rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks SM , the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, Expedia records a liability for the estimated future cost of redemptions. The cost of these loyalty points is recorded as a reduction to revenue in the consolidated financial statements. Expedia determines the future redemption obligation based on judgment factors including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. The actual future cost and rate of redemptions could differ materially from Expedia’s estimates.

Other Long-Term Liabilities.

Various Legal and Tax Contingencies. The Company records liabilities to address potential exposures related to business and tax positions taken that have been or could be challenged by taxing authorities. In addition, the Company records liabilities associated with legal proceedings and lawsuits. These liabilities are recorded when the likelihood of payment is probable and the amounts can be reasonably estimated. The determination for required liabilities is based upon analysis of each individual tax issue, or legal proceeding, taking into consideration the likelihood of adverse judgments and the range of possible loss. In addition, management’s analysis may be based on discussions with outside legal counsel. The ultimate resolution of these potential tax exposures and legal proceedings may be greater or less than the liabilities recorded.

Occupancy Tax. Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of Expedia’s travel services, Expedia collects a tax recovery charge from the customer which Expedia pays to the hotel. The tax recovery charge is calculated by applying the occupancy tax rate supplied to Expedia by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, Expedia does not collect or remit occupancy taxes, nor does Expedia pay occupancy taxes to the hotel operator, on the portion of the customer payment it retains. Some jurisdictions have questioned Expedia’s practice in this regard. While the applicable tax provisions vary among the jurisdictions, Expedia generally believes that it is not required to pay such occupancy taxes. Expedia is engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that Expedia is required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require Expedia to pay tax assessments, including occupancy and other transactional tax assessments, prior to contesting any such assessments.

Expedia has established a reserve for the potential settlement of issues related to hotel occupancy taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes.

There are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, Expedia has obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of Expedia’s hotel revenue. Many of the statutes and regulations that impose hotel occupancy taxes were established before the emergence of the internet and eCommerce. Certain jurisdictions have enacted, and others may enact, legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. Expedia continues to work with the relevant tax authorities and legislators to clarify its obligations under new and emerging laws and regulations. The Company will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of Expedia’s businesses are involved in occupancy tax related litigation.

Stock-Based Compensation.   As more fully described in note 9 to the consolidated financial statements, Expedia Holdings has granted to its directors, employees and employees of its subsidiaries options and restricted stock to purchase shares of Expedia Holdings common stock (collectively, “Awards”). Expedia Holdings measures the cost of employee services received in exchange for an Award based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

The estimated fair value of options granted to date is calculated using the Black-Scholes-Merton model. The Black-Scholes-Merton model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, volatility, expected term and expected dividend yield. The risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. Since Expedia Holdings common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards granted during 2016 was based on the historical volatility of Liberty Ventures common stock and the implied volatility of publicly traded Liberty Ventures options over a period equivalent or approximate to the expected term of the stock option grants. The expected term was estimated using the simplified method for all stock options. The expected dividend yield is zero, as no dividends have been paid on the respective common stocks to date.

The fair value of stock options is amortized as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The Company accounts for forfeitures as they occur.

Vitalize has granted to certain members of its management and key employees stock appreciation rights ("SARs") that will be settled in cash. Vitalize measures the cost of employee services received in exchange for SARs based on the fair value of the SARs, which is measured at each reporting date.

Additionally, Expedia has granted certain stock options and restricted stock units (“RSUs”). Expedia’s primary form of employee stock-based compensation is stock option awards, which are measured on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. The fair value is amortized over the remaining term on a straight-line basis. Expedia accounts for forfeitures as they occur. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

In addition, Expedia classifies certain employee option awards as liabilities when it deems it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period, and upon settlement the total compensation expense recorded from grant date to settlement date will equal the settlement amount.

Income Taxes.    We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on our financial position.

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.

Recent Accounting Pronouncements. For a discussion of new accounting pronouncements, see note 2 in the notes to consolidated financial statements.

Results of Operations - Businesses

Expedia. Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio—including over 350,000 properties and 1.2 million live vacation rental listings in 200 countries, 500 airlines, packages, rental cars and cruises, as well as destination services and activities. Travel suppliers distribute and market products via its traditional desktop offerings, as well as through alternative distribution channels including mobile and social media, Expedia's private label business and its call centers in order to reach its extensive, global audience. In addition, its advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

On May 22, 2015, Expedia completed the sale of its 62.4% ownership stake in eLong, Inc. (“eLong”). On September 17, 2015, Expedia completed its acquisition of Orbitz. Orbitz was consolidated into Expedia’s results of operations starting on the acquisition date, and Expedia recognized $196 million in revenue and $163 million in operating losses, including restructuring charges of $92 million as well as fees related to the acquisition, from the acquisition date to December 31, 2015. On December 15, 2015, Expedia completed its acquisition of HomeAway. HomeAway was consolidated into Expedia’s results of operations starting on the acquisition date, and Expedia recognized $20 million in revenue and $14 million in operating loss, including fees related to the acquisition, from the acquisition date to December 31, 2015. trivago GmbH  underwent a corporate reorganization and became a subsidiary of trivago N.V. (“trivago”) prior to closing its initial public offering on December 16, 2016, and trivago became a separately listed company on the Nasdaq Global Select Market, trading under the symbol “TRVG”. Following the initial public offering and as of December 31, 2016, Expedia’s ownership and voting interest of trivago N.V. and its subsidiaries was approximately 59.7% and 64.7%, respectively.

As of December 31, 2016, we own an approximate 15.7% equity interest and 52.3% voting interest in Expedia. Historically, Liberty Interactive was a party to a Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy over all the shares of EXPE and Expedia class B common stock owned by Liberty Interactive. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company through the Proxy Arrangement Termination Date pursuant to the proxy arrangements. As a result, we began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings. The amounts included in the table below represent Expedia's stand-alone results for each of the years ended December 31, 2016,  2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	amounts in millions
Revenue	$8,774	6,672	5,763
Operating expenses, excluding stock-based compensation	(7,171)	(5,613)	(4,748)
Adjusted OIBDA	1,603	1,059	1,015
Depreciation and amortization	(829)	(500)	(345)
Stock-based compensation	(242)	(178)	(85)
Legal reserves, occupancy tax and other	(27)	105	(42)
Restructuring and related reorganization charges	(43)	(72)	(25)
Operating income	462	414	518
Other income (expense), net	(185)	512	(53)
Earnings (loss) before income taxes	277	926	465
Income tax benefit (expense)	(15)	(203)	(92)
Net earnings	262	723	373
Less: net earnings (loss) attributable to noncontrolling interest	(20)	(42)	(25)
Net earnings attributable to Expedia shareholders	$282	765	398

Expedia had net earnings of approximately $262 million, $723 million and $373 million for the years ended December 31, 2016,  2015 and 2014, respectively.

Expedia's revenue increased $2,102 million and $909 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The increase in 2016 was primarily driven by the impact of acquisitions, growth in Expedia’s core online travel agencies segment, including growth at Brand Expedia, Hotels.com and the Expedia Affiliate Network (“EAN”), as well as growth at trivago, partially offset by a decrease in revenue due to the sale of eLong on May 22, 2015. Acquisitions added approximately 19% to the year-over-year growth in total revenue for 2016. During 2015, Expedia's revenue increased primarily due to growth in its core online travel agencies segment, including strong performance at Brand Expedia, Hotels.com and EAN as well as growth at trivago, partially offset by a decrease in revenue due to the sale of eLong. Acquisitions added approximately 8% to the year-over-year growth rate in total revenue for 2015.

Worldwide hotel revenue increased 15% (16% excluding eLong) in 2016 primarily due to a 12% (21% excluding eLong) increase in room nights stayed driven by the inorganic impact of acquisitions as well as organic growth in Hotels.com, Brand Expedia and EAN, and a 3% increase (4% decrease excluding eLong) in revenue per room night in 2016. Absent eLong, revenue per room night decreased primarily due to margin reductions aimed at expanding the size and availability of Expedia’s global hotel supply portfolio, unfavorable foreign exchange translation impacts as well as increased promotional activities such as growing loyalty programs. Absent impacts due to the sale of eLong, average daily rates (“ADRs”) decreased by 1% primarily due to an unfavorable foreign exchange translation impact. Acquisitions added approximately 7% of inorganic hotel revenue growth in 2016 and 6% of room night growth. Worldwide hotel revenue  increased 14% (17% excluding eLong) in 2015 primarily due to a 19% (36% excluding eLong) increase in room nights stayed driven by the inorganic impact of acquisitions as well as the healthy growth in Hotels.com and Brand Expedia, partially offset by a 4% decrease (14% excluding eLong) in revenue per room night in 2015. Absent eLong, revenue per room night decreased primarily due to strategic margin reductions aimed at expanding the size and availability of Expedia’s global hotel supply portfolio, an unfavorable foreign exchange impact, both in translation and in book-to-stay, as well as increased promotional activities such as growing loyalty programs. Absent impacts due to the sale of eLong, ADRs decreased by 5% primarily due to an unfavorable foreign exchange translation impact. Acquisitions added approximately 6% of inorganic hotel revenue growth in 2015 and 7% of room night growth.

Worldwide air revenue increased 37% (39% excluding eLong) in 2016 due to a 29% (32% excluding eLong) increase in air tickets sold and a 6% (5% excluding eLong) increase in revenue per air ticket, driven by new contractual agreements and the addition of Orbitz. Acquisitions added approximately 28% of inorganic air revenue growth in 2016 and 21% of air ticket growth. Worldwide air revenue increased 21% (25% excluding eLong) in 2015 due to a 28% (35% excluding eLong) increase in air tickets sold, partially offset by a 6% (7% excluding eLong) decrease in revenue per air ticket. Acquisitions added approximately 18% of inorganic air revenue growth in 2015 and 15% of air ticket growth.

The remaining worldwide revenue, other than hotel and air discussed above, which includes advertising and media, car rental, destination services, fees related to Expedia’s corporate travel business and HomeAway revenue, increased by 79% in 2016 and 19% in 2015 primarily due to the acquisition of HomeAway and strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products, including an inorganic contribution from Orbitz.

In addition to the above segment and product revenue discussion, Expedia’s revenue by business model is as follows:

	Year Ended December 31,
	2016	2015	2014
	amounts in millions
Revenue by business model
Merchant	4,852	4,204	3,749
Agency	2,425	1,882	1,535
Advertising and media (1)	807	566	479
HomeAway	689	20	—
Total revenue	8,774	6,672	5,763

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

The increase in merchant revenue in 2016 and 2015 was primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. The increase in agency revenue in 2016 and 2015 was primarily due to the growth in agency hotel and air. The increase in advertising and media revenue in 2016 and 2015 was primarily due to continued growth in trivago and Expedia Media Solutions.

The increase in revenue (described above) during the year ended December 31, 2016  was impacted by  a $1,558 million increase in operating expenses (described below), a $329 million increase in depreciation and amortization expense, a $64 million increase in stock-based compensation expense, a $132 million decline in legal reserves, occupancy tax and other, a $29 million decrease in restructuring and related reorganization charges and a $188 million decrease in income tax expense. The increase in revenue (described above) during the year ended December 31, 2015 were partially offset by the impact of an $865 million increase in operating expenses (described below), a $155 million increase in depreciation and amortization, a $93 million increase in stock-based compensation expense,  a $147 million improvement in legal reserves, occupancy tax and other, a $47 million increase in restructuring and related reorganization charges and a $111 million increase in income tax expense.

The increase in operating expenses during 2016 was primarily driven by an increase in overall costs as a result of acquisitions, increased personnel costs due to an accelerated pace of hiring in the lodging supply organization in the first half of the year and additional headcount at HomeAway and Orbitz,  higher net credit card processing costs related to growth of its merchant bookings and higher data center costs and costs associated with Expedia’s expansion into the cloud computing environment, growth of its technology platforms and higher licensing and maintenance expenses. These increases were slightly offset by a decrease in operating expenses as a result of the sale of eLong in May 2015. The increase in operating expenses during 2015 was primarily driven by higher selling and marketing expenses, increased personnel costs due to an accelerated pace of hiring in the lodging supply organization,  higher consulting and legal fees related to heightened merger and acquisition activity, higher licensing, maintenance and data center costs to support the growth of Expedia’s technology platforms, and higher net credit card processing costs related to growth of its merchant bookings,  partially offset by a decrease in fraud and chargeback expenses.

The increase in depreciation and amortization during 2016 was primarily due to the amortization of intangible assets related to new business acquisitions (including Orbitz and HomeAway) as well as increased depreciation and amortization of technology assets, partially offset by certain intangible assets becoming fully amortized during the year. In 2016,

Expedia recorded a $35 million impairment loss related to indefinite-lived trade names within its core online travel agencies segment due to a change in estimated future revenue of the related brands. The increase in depreciation and amortization expense during 2015 was primarily due to amortization of intangible assets related to new business acquisitions as well as increased depreciation and amortization of technology assets.

The increase in stock-based compensation during 2016 was largely due to costs associated with trivago as well as expense related to additional awards granted, partially offset by the absence of eLong related stock-based compensation in the current period. The increase in stock-based compensation during 2015 was largely due to additional options granted during the current year as well as expense related to replacement awards issued in connection with acquisitions and the acceleration of certain replacement awards.

Expedia recognized a $26 million loss in legal reserves, occupancy tax and other during 2016, primarily attributable to $12 million for amounts expected to be paid in advance of litigation related to "merchant model” car rental transactions in connection with Hawaii's general excise tax litigation. The remaining expense in 2016 related to changes in Expedia’s reserve related to hotel occupancy and other taxes. During 2015, Expedia received a refund of prepaid pay-to-play payments of $132 million from the State of Hawaii in connection with the general excise tax litigation. In addition, during 2015, Expedia recorded a $24 million benefit in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters. These gains were partially offset by charges for changes in Expedia’s reserve related to hotel occupancy and other taxes. During 2014, Expedia recognized approximately $25.5 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings.

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, Expedia recognized $56 million, $105 million and $26 million in restructuring and related reorganization charges during 2016, 2015 and 2014, respectively. In 2016 and 2015, the charges were primarily related to employee severance and benefits as a part of the Orbitz integration and represents estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, stock-compensation charges for acceleration of replacement awards pursuant to certain of these agreements as well as incremental retention compensation for exiting employees. In 2014, the charges primarily related to severance and related benefits as well as an Australian stamp duty tax that was payable to certain Australian jurisdictions related to business restructuring events.

During 2016, other expense, net was primarily attributable to $173 million interest expense recognized during 2016. Interest expense increased $47 million during the current year, primarily as a result of additional interest on the Euro 650 million of senior unsecured notes issued in June 2015 as well as the $750 million senior unsecured notes issued in December 2015. Interest expense increased $28 million during 2015 compared to 2014  primarily as a result of additional interest on the $500 million senior unsecured notes issued in August 2014, the Euro 650 million of senior unsecured notes issued in June 2015 and the $750 million senior unsecured notes issued in December 2015. The increase in other income, net during 2015 was primarily due to a $509 million pre-tax gain on sale of Expedia’s ownership stake in eLong.

The decrease in income tax expense for the year ended December 31, 2016 was primarily due to the tax benefits from the adoption of the new accounting guidance relating to stock-based compensation and the release of a valuation allowance on cumulative foreign net operating losses for which it is more likely than not the tax benefit will be realized. Expedia’s effective tax rate for 2016 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where Expedia’s statutory income tax rate is lower as well as the same factors impacting the year-over-year effective tax rate comparison. The increase in income tax expense during 2015 is primarily due to the gain on the sale of eLong during 2015, and the release of liabilities related to uncertain tax positions in 2014.  Expedia’s effective tax rate for 2015 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States as well as the sale of eLong, which had a U.S. effective tax rate of less than 35%.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings:

	Year ended December 31, 2016
	As Reported by Expedia	Elimination for Equity Method Accounting (through November 4, 2016)	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$8,774	(7,520)	(84)	1,170
Operating expenses, excluding stock-based compensation	(7,171)	6,134	—	(1,037)
Adjusted OIBDA	1,603	(1,386)	(84)	133
Depreciation and amortization	(829)	703	(336)	(462)
Stock-based compensation	(242)	213	(19)	(48)
Other operating income (expenses)	(70)	64	—	(6)
Operating income (loss)	$462	(406)	(439)	(383)

Vitalize. As previously discussed, in 2016, Bodybuilding.com, LLC  underwent a corporate restructuring, which resulted in Bodybuilding.com, LLC becoming a wholly-owned subsidiary of Vitalize, and a new Bodybuilding was formed in the state of Delaware, effective November 1, 2016. In addition to the new Bodybuilding, which will continue to offer online retail sales of dietary supplements, Vitalize also formed Verity Nutrition on August 23, 2016 and WeMotivate on October 19, 2016, both of which are also wholly-owned subsidiaries of Vitalize. The financial results for Vitalize are all attributable to Bodybuilding, its wholly owned subsidiary, for the years ended December 31, 2016, 2015 and 2014.

Vitalize is primarily an Internet retailer of sports, fitness, dietary supplements, and other health and wellness products. It is also a large publisher of online health and fitness content, offering complimentary fitness content, workout programs, video trainers, articles, recipes, health advice and motivational stories. The online model also includes a combination of detailed product information and real-time user reviews to help its visitors achieve their health and fitness goals. Visitors include gym-goers, athletes, weightlifters and bodybuilders, and any individual wanting to improve their mental and physical well-being through diet and exercise. Vitalize launched its Bodybuilding.com website in 1999 and now includes more than 30,000 pages of editorial content, 10,000 videos, 16,000 pages of store content and over 18,000 products. Its properties encompass approximately 30 million monthly unique visitors that create an inclusive fitness community that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements.

The following is a discussion of Vitalize's results of operations. In order to provide a better understanding of Vitalize's operations, we have included a summarized presentation of Vitalize's results of operations. The amounts included in the table below represent Vitalize's results for each of the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	amounts in millions
Revenue	$411	465	455
Cost of retail sales (exclusive of depreciation shown separately below)	(303)	(352)	(354)
Operating expenses	(31)	(32)	(29)
Selling, general and administrative expense, excluding stock-based compensation	(62)	(48)	(41)
Adjusted OIBDA	15	33	31
Depreciation and amortization	(19)	(21)	(19)
Stock-based compensation	1	(2)	(2)
Operating income (loss)	(3)	10	10
Other income (expense), net	(2)	(2)	(4)
Earnings (loss) before income taxes	(5)	8	6
Income tax benefit (expense)	3	(1)	(3)
Net earnings (loss)	$(2)	7	3

Vitalize had a  net loss of approximately $2 million for the year ended December 31, 2016, and net earnings of $7 million and $3 million for the years ended December 31, 2015 and 2014, respectively.

Vitalize's revenue decreased $54 million and increased $10 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The decrease in revenue during the current year was primarily driven by a 2% decrease in store visits and a 6% reduction in the average order value, due to an increased mix of mobile sales and changes to promotional strategies. In addition, order volumes decreased from the prior year by approximately 9%, due in part to lower conversion rates, changes in consumer behavior from price sensitivity, and increased competition and competitive pricing strategies. Vitalize evaluates promotions and reprices products continuously in order to present a compelling and competitive offering to customers. These changes to prices and Vitalize's ability to source products cost effectively impact margins. Private label and exclusive offerings typically have higher margins and continue to make up a larger portion of total sales compared to prior periods. The increase in revenue during 2015 was primarily due to an approximate 7% increase in order volume for the year ended December 31, 2015 as compared to the prior year. During 2015, Vitalize continued to see traffic to the Bodybuilding.com e-retail site grow as unique visitors increased 17% from the prior year. Conversion of visitors was down 68 basis points primarily due to a shift in desktop visits to mobile visits, which historically convert at lower rates. Conversion is defined as the rate at which visitors to the Bodybuilding.com e-retail site become paying customers. Offsetting the order volume gain was a decrease in the average order value of approximately 4% from the prior year due to less international orders, increased mobile sales and reduced shipping prices paid by customers. The entire supplement space became more price sensitive as competition continued to increase. Vitalize evaluates promotions and reprices products continuously in order to present a compelling and competitive offering to customers. These changes to prices and Vitalize's ability to source products cost effectively impact margins. Private label and exclusive offerings typically have higher margins and continue to make up a larger portion of total sales. Additionally, during 2015 domestic net product sales grew 8% while international net product sales decreased approximately 24%. International demand was hurt by both competition and unfavorable exchange rates which increased overseas pricing as products are priced in U.S. Dollars and then translated into local currencies for the global customer.

Vitalize's cost of retail sales decreased $49 million and $2 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The decrease in cost of sales during the current year was a result of a decrease in product sales and Vitalize's ability to source products cost effectively, an increased sales mix to private label and exclusive offerings, as discussed above, a reduction in overall shipping costs and expired product recovery optimization. The decrease in 2015 was a result of Vitalize’s ability to source products cost effectively, an increased sales mix to private label, lower returns and a reduction in overall shipping costs.

Vitalize's operating expenses decreased $1 million and increased $3 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The decrease  in 2016 was primarily driven by lower personnel costs and lower merchant processing fees. The increase in 2015 was primarily due to additional software and content delivery expenses, as well as cloud hosting services.

Vitalize's selling, general and administrative expenses increased $14 million and $7 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The increase in 2016 was due to the accrual of transaction-related tax obligations during the fourth quarter of 2016, additional search engine and product listing marketing spend, display retargeting, television ad spend and legal and compliance fees. Vitalize completed a headcount reduction in December 2016 which resulted in less than $1 million of additional costs during 2016 but is expected to result in overall cost savings during 2017. In addition, selling, general and administrative costs for the year ended December 31, 2015 were driven down by legal claim settlements and a credit due to the release of the paid time-off accrual as a result of a corporate policy change. The increase in selling, general and administrative costs during 2015 was driven by greater marketing efforts to grow site traffic, increased technology costs to sustain traffic growth and content and increased personnel costs during the period. Personnel costs were approximately $4 million higher due to increased headcount during 2016 and 2015 to support expected growth and due to changes related to merit and bonus program payments. During the period certain executives resigned and payments of severance and other retention costs of approximately $1 million were paid to secure necessary talent to manage the business. Additionally, the distribution center near Vitalize's headquarters was shut down and approximately $1 million in costs were incurred.

Vitalize  depreciation and amortization expense decreased $2 million and increased $2 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The decrease in 2016 was primarily due to a decrease in both internally developed software intangible assets that were fully amortized, in addition to a decrease in fixed asset additions during the year. The increase in 2015 was primarily due to continued capitalized software costs depreciated during the respective years.

Vitalize  stock-based compensation decreased $3 million and remained flat during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The decrease in 2016 was primarily due to forfeitures during the period in addition to redemptions of stock appreciation rights during the first quarter of 2016.

Vitalize other income (expense), net remained flat and improved $2 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. Included in Vitalize’s other income (expense), net is $1 million and $2 million of related party interest expense for the years ended December 31, 2015 and 2014, respectively. As previously discussed, the decrease in related party interest expense for both the years ended December 31, 2016 and 2015 was due to the contribution of the Liberty Note to equity in the fourth quarter of 2015.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign exchange rates.  We are exposed to market risk through the Company’s long-term debt, revolving credit facility, derivative instruments, cash and cash equivalents, accounts receivable, intercompany receivables, investments, merchant accounts payable and deferred merchant bookings denominated in foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.

As of December 31, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$3,183	4.99%
Vitalize	$20	2.51%	$7	3.75%
Corporate and Other	$350	2.48%	$—	—%

As of December 31, 2016, we had $64 million of available for sale investments in investment grade corporate debt securities.  A hypothetical 1.00% (100 basis points) increase in bond prices would have resulted in a decrease in the fair value of our investments of less than $1 million as of December 31, 2016. Such losses would only be realized if the investments were sold prior to maturity.

Foreign Exchange Risk

Expedia conducts business in certain international markets, primarily in Australia, Canada, China and the European Union. Because it operates in international markets, it has exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Expedia’s primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. Dollars. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which are recognized in the consolidated statements of operations.

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2016, Expedia had a net forward liability of $4 million included in accrued expenses and other current liabilities.  As of December 31, 2015, Expedia had a net forward asset of $8 million included in prepaid expenses and other current assets. Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

In June 2015, Expedia issued Euro 650 million of Expedia 2.5% Notes. The aggregate principal value of the 2.5% Expedia Notes is designated as a hedge of Expedia’s net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in accumulated other comprehensive income (loss). The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated other comprehensive income (loss). Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of Expedia’s net investment, Expedia does not expect to incur any ineffectiveness on this hedge.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which Expedia transacts fluctuate in relation to the U.S. Dollar, the relative composition and denomination of current assets and liabilities each period, and Expedia’s effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which Expedia holds net asset balances were to all weaken 10% against the U.S. Dollar and foreign currencies in which Expedia holds net liability balances were to all strengthen 10% against the U.S. Dollar, Expedia would recognize foreign exchange losses of approximately $21 million based on its foreign currency forward positions (including the impact of forward positions economically hedging its merchant revenue exposures) and the net asset or liability balances of its foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2016. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2016, 2015 and 2014, Expedia recorded net foreign exchange rate losses of approximately $15 million ($30 million loss excluding the contracts economically hedging its forecasted merchant revenue), net foreign exchange rate gains of approximately $25 million ($15 million loss excluding the contracts economically hedging its forecasted merchant revenue) and net foreign exchange rate gains of approximately $6 million ($14 million loss excluding the contracts economically hedging its forecasted merchant revenue). As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 8.     Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Expedia Holdings, Inc. are filed under this Item, beginning on Page II-26.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.   Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Expedia Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Expedia Holdings, Inc. (the Company) (as defined in note 1), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the balance sheet of Expedia, Inc., a consolidated subsidiary, which reflects certain assets of $4,812,318,000 as of December 31, 2016.  We did not audit the financial statement of Expedia, Inc., a 15.7 percent owned investee company as of December 31, 2015. The Company’s investment in Expedia, Inc. at December 31, 2015 was $763,000,000 and its share of earnings of Expedia, Inc. included $140,670,000 and $71,765,000 for the years ended December 31, 2015 and 2014, respectively, that we did not audit.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Expedia, Inc, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Expedia Holdings, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
March 1, 2017

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,851	2
Accounts receivable, net	1,345	1
Inventory, net	40	53
Prepaid expenses	201	5
Other current assets	98	3
Total current assets	3,535	64
Investment in Expedia (note 3)	—	927
Property and equipment	898	56
Accumulated depreciation	(54)	(26)
	844	30
Intangible assets not subject to amortization (note 5):
Goodwill	16,617	57
Tradename	6,123	20
	22,740	77
Intangible assets subject to amortization, net (note 5)	6,363	24
Other assets, net	500	4
Total assets	$33,982	1,126
Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,509	—
Accounts payable, other	589	23
Accrued liabilities	1,114	13
Deferred merchant bookings	2,590	—
Deferred revenue	248	4
Other current liabilities	43	5
Total current liabilities	6,093	45
Long-term debt and capital lease obligations, net (note 6)	3,788	36
Deferred income tax liabilities (note 7)	3,477	304
Income taxes payable (note 7)	—	69
Other long term liabilities	332	—
Total liabilities	13,690	454
Equity (notes 8, 9 and 10)
Parent's investment	—	639
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,114,882 and none at December 31, 2016 and 2015, respectively	1	—
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,847,971 and none at December 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	423	—
Accumulated other comprehensive earnings (loss), net of taxes	(32)	(33)
Retained earnings (accumulated deficit)	2,371	66
Total stockholders' equity	2,763	672
Noncontrolling interests in equity of subsidiaries	17,529	—
Total equity	20,292	672
Commitments and contingencies (note 11)
Total liabilities and equity	$33,982	1,126

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions, except per share amounts

Service revenue	$1,170	—	—
Product revenue	411	465	455
Total revenue, net	1,581	465	455
Cost of service revenue	223	—	—
Cost of goods sold (exclusive of depreciation shown separately below)	303	352	354
Gross profit	1,055	113	101
Operating costs and expenses:
Operating expense	30	32	29
Selling and marketing	619	26	22
Technology and content	150	—	—
General and administrative	157	24	21
Depreciation and amortization	481	21	19
Legal reserves, occupancy tax and other	(2)	—	—
Restructuring and related reorganization charges	9	—	—
	1,444	103	91
Operating income (loss)	(389)	10	10
Other income (expense):
Interest expense	(19)	(1)	(1)
Related party interest expense (note 11)	—	(1)	(2)
Share of earnings (losses) of Expedia (note 3)	26	117	58
Gain (loss) on dilution of investment in Expedia (note 3)	(2)	320	3
Gain on consolidation of Expedia (note 3)	2,005	—	—
Other, net	—	—	(1)
	2,010	435	57
Earnings (loss) before income taxes	1,621	445	67
Income tax (expense) benefit (note 7)	451	(163)	(21)
Net earnings (loss)	2,072	282	46
Less net earnings (loss) attributable to the noncontrolling interests	(220)	1	1
Net earnings (loss) attributable to Liberty Expedia Holdings shareholders	$2,292	281	45
Basic net earnings (loss) attributable to Series A and Series B Expedia Holdings, Inc. shareholders per common share (note 2)	$40.21	4.94	0.80
Diluted net earnings (loss) attributable to Series A and Series B Expedia Holdings, Inc. shareholders per common share (note 2)	$39.52	4.94	0.80

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions
Net earnings (loss)	$2,072	282	46
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	(225)	—	—
Share of other comprehensive earnings (loss) of equity affiliate	(1)	(17)	(18)
Recognition of previously unrecognized holding gains (losses)	34	—	—
Other comprehensive earnings (loss)	(192)	(17)	(18)
Comprehensive earnings (loss)	1,880	265	28
Less comprehensive earnings (loss) attributable to the noncontrolling interest	(412)	1	1
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$2,292	264	27

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$2,072	282	46
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	481	21	19
Stock-based compensation	47	2	2
Cash payments for stock-based compensation	(2)	(1)	—
Noncash interest expense	(9)	—	—
Share of (earnings) losses of Expedia	(26)	(117)	(58)
Cash receipts from returns on investment in Expedia	17	20	15
(Gain) loss on dilution of investment in affiliate	2	(320)	(3)
Gain on consolidation of Expedia	(2,005)	—	—
Realized (gain) loss on foreign currency forwards	10	—	—
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(1)	—	—
Deferred income tax expense (benefit)	(469)	158	19
Other noncash charges (credits), net	17	(3)	1
Changes in operating assets and liabilities
Current and other assets	169	(3)	6
Payables and other liabilities	(137)	(1)	(9)
Net cash provided (used) by operating activities	166	38	38
Cash flows from investing activities:
Capital expended for property and equipment	(125)	(21)	(18)
Investment in Expedia	—	(22)	(20)
Net settlement of foreign currency forwards	(10)	—	—
Expedia cash acquired in consolidation	1,725	—	—
Other, net	3	—	—
Net cash provided (used) by investing activities	1,593	(43)	(38)
Cash flows from financing activities:
Borrowings of debt	743	494	455
Repayments of debt	(415)	(493)	(462)
Contribution from (distribution to) former parent, net	(316)	38	5
Purchase of noncontrolling interest	—	(33)	—
Shares repurchased by subsidiary	(89)	—	—
Shares issued by subsidiary	15	—	—
Dividends paid by subsidiary	(32)	—	—
Sales of interest in controlled subsidiaries, net	214	—	—
Other financing activities, net	3	—	—
Net cash provided (used) by financing activities	123	6	(2)
Effect of foreign exchange rates on cash and cash equivalents	(33)	—	—
Net increase (decrease) in cash and cash equivalents	1,849	1	(2)
Cash and cash equivalents at beginning of period	2	1	3
Cash and cash equivalents at end of period	$1,851	2	1

See accompanying notes to consolidated financial statements.

Supplemental disclosure to the consolidated statements of cash flows:

	Year ended December 31,
	2016	2015	2014
	amounts in millions
Cash paid for interest	$3	2	3
Cash paid for taxes	$21	1	3

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statement of Equity

Years ended December 31, 2016, 2015 and 2014

						Accumulated	Retained	Noncontrolling
				Additional		other	earnings	interest in
	Preferred	Common stock		paid-in	Parent's	comprehensive	(accumulated	equity of	Total
	stock	Series A	Series B	capital	investment	earnings (loss)	deficit)	subsidiaries	equity
	amounts in millions
Balance at January 1, 2014	$—	—	—	—	614	2	(260)	1	357
Net earnings (loss)	—	—	—	—	—	—	45	1	46
Other comprehensive earnings (loss)	—	—	—	—	—	(18)	—		(18)
Contributions from (distributions to) former parent, net	—	—	—	—	5	—	—	—	5
Balance at December 31, 2014	$—	—	—	—	619	(16)	(215)	2	390
Net earnings	—	—	—	—	—	—	281	1	282
Other comprehensive earnings (loss)	—	—	—	—	—	(17)	—		(17)
Contributions from (distributions to) former parent, net	—	—	—	—	51	—	—	—	51
Acquisition of noncontrolling interest	—	—	—	—	(31)	—	—	(3)	(34)
Other	—	—	—	—	—	—	—	—	—
Balance at December 31, 2015	$—	—	—	—	639	(33)	66	—	672
Net earnings	—	—	—	—	—	—	2,292	(220)	2,072
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	(192)	(192)
Stock-based compensation	—	—	—	8	—	—	—	40	48
Contributions from (distributions to) former parent, net	—	—	—	(299)	(17)	—	—	—	(316)
Change in capitalization in connection with Expedia Holdings Split-Off	—	1	—	621	(622)	—	—	—	—
Proceeds from exercise of equity instruments and employee stock purchase plan	—	—	—	(2)	—	—	—	17	15
Tax attributes in connection with the Expedia Holdings Split-Off	—	—	—	70	—	—	—	—	70
Establish noncontrolling interest in connection with business combination	—	—	—	—	—	—	—	16,362	16,362
Proceeds related to trivago initial public offering, net of fees and expenses	—	—	—	20	—	—	—	190	210
Adjustments to fair value of redeemable noncontrolling interests	—	—	—	—	—	—	13	75	88
Change in ownership of noncontrolling interest related to trivago initial public offering	—	—	—	(5)	—	1	—	4	—
Transfer from redeemable noncontrolling interests	—	—	—	—	—	—	—	1,381	1,381
Shares repurchased by subsidiary	—	—	—	7	—	—	—	(96)	(89)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(32)	(32)
Other	—	—	—	3	—	—	—	—	3
Balance at December 31, 2016	$—	1	—	423	—	(32)	2,371	17,529	20,292

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(1) Basis of Presentation

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Liberty Interactive's former ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's former wholly-owned subsidiary Bodybuilding.com, LLC. As of December 31, 2016, Expedia Holdings beneficially owned approximately 15.7% of the outstanding Expedia common stock which represents a 52.3% voting interest in Expedia. Bodybuilding.com, LLC became a wholly owned subsidiary of Liberty Interactive in October 2015 when Liberty Interactive purchased the remaining ownership interest in Bodybuilding.com, LLC.  In 2016, Bodybuilding.com, LLC underwent a corporate restructuring, which resulted in Bodybuilding.com, LLC becoming a wholly-owned subsidiary of Vitalize, LLC (“Vitalize”).

The Expedia Holdings Split-Off was accomplished by the redemption by Liberty Interactive on a per share basis of (i) 0.4 of each outstanding share of Liberty Interactive’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) for 0.4 of a share of Expedia Holdings’ Series A common stock, and (ii) 0.4 of each outstanding share of Liberty Interactive’s Series B Liberty Ventures common stock as of the Redemption Date for 0.4 of a share of Expedia Holdings’ Series B common stock, with cash paid in lieu of any fractional shares of Liberty Interactive’s Series A and Series B Liberty Ventures common stock and Expedia Holdings’ Series A and Series B common stock. Following the Expedia Holdings Split-Off, Expedia Holdings and Liberty Interactive operate as separate, publicly traded companies. The Expedia Holdings Split-Off is intended to be tax-free to Liberty Interactive and stockholders of Liberty Ventures.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and represent a consolidation of the historical financial information of Vitalize and Expedia, an equity method affiliate until the date of the Expedia Holdings Split-Off.  Although the combination of Vitalize and Expedia were reported as a combined company until the date of the Expedia Holdings Split-Off, these financial statements present all periods as consolidated. These financial statements refer to the combination of the aforementioned subsidiaries as "Expedia Holdings," "the Company," "us," "we" and "our" in the notes to the consolidated financial statements. The Expedia Holdings Split-Off is accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Ventures common stock. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Expedia Holdings did not control the decision making process or business management practices of Expedia prior to the Expedia Holdings Split-Off. Accordingly, the Company historically relied on management of this affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company used in the application of the equity method. In addition, Expedia Holdings relies on audit reports that are provided by the affiliate's independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Expedia Holding's consolidated financial statements.

Description of Business

Expedia is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. Expedia also provides various media and advertising offerings to travel and non-travel advertisers. Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. Expedia seeks to grow its business through a dynamic

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio. Travel suppliers distribute and market products via Expedia’s traditional desktop and mobile offerings, as well as through alternative distribution channels including social media, its private label business and its call centers in order to reach its extensive, global audience. In addition, Expedia’s advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe. Upon completion of the Expedia Holdings Split-Off, the Company’s interest in Expedia is accounted for as a consolidated subsidiary. Prior to the Expedia Holdings Split-Off, Expedia was accounted for as an investment using the equity method, as more fully described in note 3.

In 2016, Bodybuilding.com, LLC underwent a corporate restructuring, which resulted in Bodybuilding.com, LLC becoming a wholly-owned subsidiary of Vitalize. Effective November 17, 2016, Bodybuilding.com, LLC amended its Certificate of Formation in the State of Delaware to change its name to Vitalize, LLC, and a new Bodybuilding.com, LLC (“Bodybuilding”) was formed in the state of Delaware, effective November 1, 2016. In addition to the new Bodybuilding, which will continue to offer online retail sales of dietary supplements, Vitalize also formed Verity Nutrition, LLC (“Verity Nutrition”) on August 23, 2016 and WeMotivate, LLC (“WeMotivate”) on October 19, 2016, both of which are also wholly-owned subsidiaries of Vitalize. The financial results for Vitalize are all attributable to Bodybuilding, its wholly-owned subsidiary, for the years ended December 31, 2016, 2015 and 2014.

Vitalize is primarily an Internet retailer of sports, fitness, dietary supplements and other health and wellness products. It is also a large publisher of online health and fitness content, offering complimentary fitness content, workout programs, video trainers, articles, recipes, health advice and motivational stories. The online model also includes a combination of detailed product information and real-time user reviews to help its visitors achieve their health and fitness goals. Vitalize's customers include gym-goers, recreational athletes, bodybuilders and any individual seeking to improve their level of health and fitness. Vitalize strives to provide everything necessary to get fit, as well as a platform for users to share their inspirational story once they get there.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia's variable cost of revenue and direct sales and marketing costs, which it typically realizes in closer alignment to booking volumes, and the more stable nature of its fixed costs. Furthermore, operating profits for Expedia's primary advertising business, trivago N.V. (“trivago”), are experienced in the second half of the year, as selling and marketing costs offset revenue in the first half of the year as Expedia aggressively markets during the busy booking period for spring, summer and winter holiday travel. Additionally, trivago has historically earned a substantial portion of its operating profits in the fourth quarter. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia's international operations, advertising business or a change in its product mix, including the assimilation and growth of HomeAway, may influence the typical trend of the seasonality in the future. Expedia expects that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings, its seasonal trends will generally trend similar to Expedia’s other traditional leisure businesses over time.

Split-Off of Expedia Holdings from Liberty Interactive Corporation

Following the Expedia Holdings Split-Off, Liberty Interactive and Expedia Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Expedia Holdings Split-Off, Expedia Holdings entered into certain agreements with Liberty Interactive and/or Liberty Media Corporation (“Liberty Media”) and certain of their subsidiaries in order to govern certain of the ongoing relationships between these companies after the Expedia Holdings Split-Off and to provide for an orderly transition. These

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement between Liberty Interactive and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Liberty Interactive with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between Liberty Interactive and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings will share office space with Liberty Interactive and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, less than $1 million was reimbursable to Liberty for the year ended December 31, 2016.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments which are readily convertible into cash and have original maturities of three months or less. The Company maintains its cash and cash equivalents in various bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Expedia accounts receivable are generally due within thirty days and are recorded net of an allowance for doubtful accounts. Expedia considers accounts outstanding longer than the contractual payment terms as past due. Expedia determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations and the condition of the general economy and industry as a whole. The allowance for doubtful accounts recorded by Expedia as of December 31, 2016 was $1 million.

Vitalize receivables consist of amounts in transit from banks for customer credit card, debit card and electronic funds transfer transactions that are generally processed by the banks, and collected by the company, within one to three days of authorization. Receivables also include advertising revenue that is due from vendors within 30 days. Based on the nature of these transactions, no allowance for doubtful accounts has been recorded for Vitalize receivables as of December 31, 2016 or 2015.

Inventory

Inventory, consisting entirely of finished goods, is stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Fair Value of Financial Instruments

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Investments

Classification of investments in marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. Based on the Company’s intent and ability to hold certain assets until maturity, certain debt securities may be classified as held to maturity and measured at amortized cost. Investments classified as available for sale are recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses from the sale of available for sale investments, if any, are determined on a specific identification basis. Investments with remaining maturities of less than one year are classified within short-term investments. All other investments with remaining maturities ranging from one year to five years are classified within Other investments.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or loss of affiliates also includes any other than temporary declines in fair value recognized during the period. Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item. To the extent there is a difference between our ownership percentage in the underlying equity of an equity method investee and our carrying value, such difference is accounted for as if the equity method investee were a consolidated subsidiary.

The Company continually reviews its equity investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investment is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves considerable management judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Write-downs for equity method investments would be included in share of earnings (losses) of affiliates.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Property and Equipment

Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
	amounts in millions
Computer equipment	$428	24
Land	134	3
Building and leasehold improvements	68	15
Machinery, furniture and other equipment	43	14
Construction in progress	225	—
	898	56
Accumulated depreciation	(54)	(26)
	$844	30

Property and equipment that is owned is recorded at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 5 years for computer equipment, 7 years for machinery and equipment and 39 years for buildings. We amortize leasehold improvements using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $28 million, $7 million and $7 million, respectively. Repairs and maintenance costs are charged to expense when incurred.

Assets and liabilities are established for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes, pursuant to build-to-suit lease guidance, to the extent that we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. As a result of Expedia’s involvement in the construction project for a new office space of its trivago subsidiary, that lease is recorded under build-to-suit guidance. Construction costs during the construction period incurred by the landlord are recorded as a construction in progress asset along with a related construction financing obligation on the consolidated balance sheets. At December 31, 2016, construction in progress includes approximately $38 million of project construction costs that were incurred by the landlord as property and equipment, net with a related construction financing obligation in other long-term liabilities, pursuant to build-to-suit lease guidance. The building assets will begin depreciating when the costs incurred related to the build out of the office space are complete and ready for their intended use, which is expected to be in 2018.

Websites and Internal Use Software Development Costs

Certain costs incurred during the application development stage related to the development of internal use software are capitalized and included in intangibles. Capitalization occurs when the preliminary project design state is completed and management has authorized further funding for the project, which it deems probable of completion and to be used for the function intended. Capitalized costs include amounts directly related to website and software development such as payroll and payroll-related costs for employees and contractors who are directly associated with, and who devote time to, the development effort. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

Derivative Instruments

Derivative instruments are carried at fair value in the consolidated balance sheets. The fair values of the derivative financial instruments generally represent the estimated amounts expected to be received or paid upon termination of the contracts as of the reporting date.

At December 31, 2016, the Company’s derivative instruments primarily consisted of Expedia’s foreign currency forward contracts. Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. The goal in managing foreign exchange risk is to reduce, to the extent practicable, the Company’s potential exposure to the changes that exchange rates might have on the Company’s earnings, cash flows and financial position. Expedia’s foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, the changes in their fair value are classified in other, net. The Company does not hold or issue financial instruments for speculative or trading purposes.

Expedia has outstanding Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”). The aggregate principal value of the Expedia 2.5% Notes is designated as a hedge of Expedia’s net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in accumulated other comprehensive earnings (loss). The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated other comprehensive earnings (loss). Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of Expedia’s net investment, Expedia does not expect to incur any ineffectiveness on this hedge.

Goodwill and Other Intangible Assets

The Company assigns the value of an acquired business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from and useful lives of tradenames, customer relationships, supplier relationships, developed technology, royalty rates, terminal growth rate, income tax rate and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. Upon adoption, the standard will impact how the Company assesses acquisitions (or disposals) of assets or businesses.

Goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") are not amortized, but instead are tested for impairment at least annually. Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year, or more frequently if events and circumstances indicate that impairment may have occurred.

The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of each reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Expedia Holdings’ valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company's indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no impairment charges related to indefinite-lived intangible assets during the years ended December 31, 2016, 2015 or 2014.

Impairment of Long-lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the carrying amounts of its long-lived assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. There was no indication of impairment of long-lived assets during the years ended December 31, 2016, 2015 or 2014.

Noncontrolling Interest

Historically, the Company had a noncontrolling interest related to the equity ownership interest in Vitalize until the Company purchased the remaining ownership interest in October 2015. Subsequent to the Expedia Holdings Split-Off, noncontrolling interest relates to the equity ownership interest in Expedia that the Company does not own. The Company reports noncontrolling interest of the consolidated company within equity in the consolidated balance sheet and the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the consolidated statements of operations. Also, changes in ownership interest in a consolidated company in which the Company maintains a controlling interest are recorded in equity.

Redeemable Noncontrolling Interest

Prior to the completion of the initial public offering (“IPO”) of trivago on December 16, 2016, Expedia had noncontrolling interests in majority owned entities, which were carried at fair value as the noncontrolling interests contained certain rights, whereby Expedia could acquire and the minority shareholders could sell to Expedia the additional shares of the company. Changes in fair value of the shares for which the minority holders could sell to Expedia were recorded to the noncontrolling interest and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations required high levels of judgment (Level 3) and were based on

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

various valuation techniques, including market comparables and discounted cash flow projections. In conjunction with the IPO, Expedia and trivago's founders entered into an Amended and Restated Shareholders' Agreement under which the original put/call rights were no longer effective and, as such, the redeemable non-controlling interest was reclassified into non-redeemable non-controlling interest on the consolidated balance sheet.

Revenue Recognition

Service revenue

Expedia recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Expedia also evaluates the presentation of revenue on a gross versus a net basis. The consensus of the authoritative accounting literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general supply risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that Expedia performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. For Expedia’s primary transaction-based revenue models, discussed below, Expedia has determined that net presentation is appropriate for the majority of revenue transactions.

Expedia offers travel products and services on a stand-alone and package basis primarily through the following business models: the merchant model, the agency model and the advertising model.

Under the merchant model, Expedia facilitates the booking of hotel rooms, airline seats, car rentals and destination services from its travel suppliers and Expedia is the merchant of record for such bookings. The majority of Expedia’s merchant transactions relate to hotel bookings.

Under the agency model, Expedia acts as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. Expedia receives commissions or ticketing fees from the travel supplier and/or traveler. For certain agency airline, hotel and car transactions, Expedia also receives fees from global distribution systems partners that control the computer systems through which these reservations are booked.

Under the advertising model, Expedia offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on trivago and transaction-based websites.

In addition, Expedia’s HomeAway business facilitates vacation rental bookings and provides listing and other ancillary services to property owners and managers.

Merchant Hotel. Expedia’s travelers pay Expedia for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. Expedia records the payment in deferred merchant bookings until the stay occurs, at which point the revenue is recorded. In certain nonrefundable, nonchangeable transactions where Expedia has no significant post-delivery obligations, Expedia records revenue when the traveler completes the transaction on its website, less a reserve for chargebacks and cancellations based on historical experience. Amounts received from customers are presented net of amounts paid to suppliers. In certain instances when a supplier invoices Expedia for less than the cost accrued, Expedia generally recognizes those amounts as revenue six months in arrears, net of an allowance, when Expedia determines it is not probable that it will be required to pay the supplier, based on historical experience and contract terms.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Expedia generally contracts in advance with lodging providers to obtain access to room allotments at wholesale rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which Expedia may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which Expedia may have access over the terms of the contracts. In either case Expedia may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract. For hotel rooms that are cancelled by the traveler after the specified period of time, Expedia charges the traveler a cancellation fee or penalty that approximates the amount a hotel may invoice us for the cancellation.

Agency and Merchant Air. Expedia records revenue on air transactions when the traveler books the transaction, as Expedia has no significant post-delivery obligations. Expedia records a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Agency Hotel, Car and Cruise. In addition to air tickets, Expedia’s agency revenue comes from certain hotel transactions as well as cruise and car rental reservations. Expedia generally records agency revenue from hotel, cruise and car reservations on an accrual basis when the travel occurs. Expedia records an allowance for cancellations on this revenue based on historical experience.

Packages. Packages assembled by travelers through the packaging model on Expedia’s websites generally include a merchant hotel component and some combination of an air, car or destination services component. The individual package components are recognized in accordance with Expedia’s revenue recognition policies stated above.

Advertising. Expedia records advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Expedia records revenue from click-through fees charged to its travel partners for traveler leads sent to the travel partners’ websites. Expedia records revenue from click-through fees after the traveler makes the click-through to the related travel partners’ websites.

Vacation Rental Products and Services. Vacation rental revenue is earned on a transactional or subscription basis, where property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). Listing revenue is also generated on a commission basis, when traveler bookings are completed on Expedia’s websites. During 2016, HomeAway has been undergoing a transition from a subscription-based model to an online transaction model, and in 2016, HomeAway launched a traveler service fee paid by the traveler, which is recorded as deferred revenue, and recognized as revenue at the time of check-in. Payments for term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for performance-based listings is calculated as a percentage of the traveler booking or a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed or as the customers’ refund privileges lapse, which is typically at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when Expedia provides the service.

Other. Expedia records revenue from all other sources either upon delivery or when Expedia provides the service.

Product revenue

Revenue from product sales is recognized when all the following criteria are met: a customer executes an order, the sales price and shipping charge has been determined, credit card authorization has occurred and collection is reasonably assured and it is probable that the product has been received by the customer, based on estimated delivery times. Shipping charges billed to customers are classified as revenue. The sales price of orders that have been shipped, but for which the Company estimates that the order has not yet been received by the customer, is recorded as deferred revenue and included in other current liabilities.

An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2016, 2015 and 2014 aggregated $5 million, $5 million

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

and $6 million, respectively. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

In May 2014, FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has not yet selected a transition method and is currently working with our subsidiaries to evaluate the quantitative effect that the updated standard will have on the Company’s consolidated financial statements and related disclosures. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

Cost of Sales

Cost of service revenue primarily consists of Expedia’s (1) customer operations, including Expedia’s customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center costs to support Expedia’s websites, supplier operations, destination supply and stock-based compensation.

Cost of retail sales primarily includes actual product cost, product promotions and volume purchase discounts received from suppliers, shipping and handling costs and warehouse costs.

Vendor Rebates

Vitalize enters into arrangements with certain vendors through which Vitalize receives rebates for volume purchases or sales made during the year. As the right of offset exists under these arrangements, most rebates receivable under these arrangements are recorded as a reduction in the vendors' accounts payable balances on the consolidated balance sheets and represent the estimated amounts due to Vitalize under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold based on sales of the associated inventory.

Marketing Promotions

Expedia periodically provides incentive offers to its customers to encourage booking of travel products and services. Generally, its incentive offers are as follows:

Current Discount Offers. These promotions include dollar off discounts to be applied against current purchases. Expedia records the discounts as reduction in revenue at the date the corresponding revenue transaction is recorded.

Inducement Offers. These promotions include discounts granted at the time of a current purchase to be applied against a future qualifying purchase. Expedia treats inducement offers as a reduction to revenue based on estimated future redemption rates. Expedia allocates the discount amount at the time of the offer between the current purchase and the potential future purchase based on the expected relative value of the transactions. Expedia estimates the redemption rates using its historical experience for similar inducement offers.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Concession Offers. These promotions include discounts to be applied against a future purchase to maintain customer satisfaction. Upon issuance, Expedia records these concession offers as a reduction to revenue based on estimated future redemption rates. Expedia estimates its redemption rates using historical experience for concession offers.

Loyalty and Points Based Offers. Expedia offers certain internally administered traveler loyalty programs to its customers, such as its Hotels.com Rewards  ® program, Brand Expedia Expedia  ® + rewards program and Orbitz rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks SM , the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, Expedia records a liability for the estimated future cost of redemptions. The cost of these loyalty programs is recorded as a reduction to revenue in the consolidated financial statements. Expedia determines the future redemption obligation based on factors that require significant judgment including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. As of December 31, 2016 the liability related to Expedia’s loyalty programs of $442 million was included in accrued liabilities.

Advertising Costs

Advertising expense consists of offline costs, including television and radio advertising, and online advertising expense. Production costs associated with advertisements are expensed in the period in which the advertisement first takes place. Costs of communicating the advertisement (e.g., television airtime) are expensed as incurred each time the advertisement is shown. Advertising expense aggregated $439 million, $9 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Advertising costs are reflected in selling and marketing expense in the consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 9, Expedia Holdings has granted to its directors, employees and employees of certain of its subsidiaries options and restricted stock (collectively, “Awards”) to purchase shares of Expedia Holdings common stock. Expedia Holdings measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Certain outstanding Awards of Liberty Interactive were split into Awards of Expedia Holdings and Liberty Interactive at the time of the Expedia Holdings Split-Off, but the compensation expense related to such Awards is recorded at Liberty Interactive.

Furthermore, as more fully described in note 9, Vitalize has granted to certain members of its management and key employees stock appreciation rights ("SARs") that will be settled in cash. Vitalize measures the cost of employee services received in exchange for SARs based on the fair value of the SARs, which is measured at each reporting date.

Additionally, Expedia has granted certain stock options and restricted stock units (“RSUs”). Expedia measures and amortizes the fair value of stock options and RSUs as follows:

Stock Options. Expedia measures the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option pricing models. The valuation models incorporate various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of Expedia’s common stock and other relevant factors. Expedia bases its expected term assumptions on its historical experience and on the terms and conditions of the stock awards granted to employees. Expedia amortizes the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis. In

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

addition, Expedia classifies certain employee option awards as liabilities when it deems it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period and upon settlement Expedia’s total compensation expense recorded from grant date to settlement date will equal the settlement amount. The majority of Expedia’s stock options vest over four years.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a three or four-year period. Expedia measures the value of RSUs at fair value based on the number of shares granted and the quoted price of Expedia’s common stock at the date of grant. Expedia amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. Expedia records RSUs that may be settled by the holder in cash, rather than shares, as a liability and remeasured at fair value at the end of each reporting period. Upon settlement of these awards, Expedia’s total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on Expedia’s stock price on the settlement date. Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, Expedia determines the fair value of the performance-based award based on the fair value of Expedia’s common stock at that time and Expedia assesses whether it is probable that the performance targets will be achieved. If assessed as probable, Expedia records compensation expense for these awards over the estimated performance period using the accelerated method. At each reporting period, Expedia reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from Expedia’s current estimates, the cumulative effect on current and prior periods of those changes is recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of Expedia’s original estimates of fair value.

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to Expedia for the year ended December 31, 2016 as discussed in note 9:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Operating costs and expenses:
Operating expense	$3	—	—
Selling and marketing	10	—	—
Technology and content	13	—	—
General and administrative	21	2	2
	$47	2	2

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

excess tax benefits and deficiencies are applied prospectively from January 1, 2016. The Company considered whether there were any tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, noting none. Accordingly, no cumulative-effect adjustment has been recorded in retained earnings as of January 1, 2016. No changes have been made to the consolidated statements of cash flows, as excess tax benefits were insignificant for all periods presented.

Employee Benefit Plans

On January 31, 2012, Vitalize began participating in the Liberty Interactive 401(k) Plan. The plan covered substantially all employees and matched 100% of the first 6% of employee contributions. In November 2016, Vitalize began participating in its own 401(k) Plan which maintains the same employer matching provisions as the Liberty Interactive 401(k) Plan.  In addition, Expedia has a separate employee benefit plan for its employees whereby Expedia makes matching contributions to the plan based on a percentage of the amount contributed by its employees. Employer cash contributions to all plans aggregated $10 million, $2 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in income tax expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in income tax expense in the accompanying consolidated statements of operations.

Taxes collected from customers and remitted to government authorities are presented on a net basis in the consolidated statements of operations.

The impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position, is recognized in the consolidated financial statements.

In October 2016, the FASB issued new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

various tax authorities. When a customer books a room through one of Expedia’s travel services, Expedia collects a tax recovery charge from the customer which Expedia pays to the hotel. Expedia calculates the tax recovery charge by applying the occupancy tax rate supplied to it by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, Expedia does not collect or remit occupancy taxes, nor does Expedia pay occupancy taxes to the hotel operator on the portion of the customer payment Expedia retains. Some jurisdictions have questioned Expedia’s practice in this regard. While the applicable tax provisions vary among the jurisdictions, Expedia generally believes that it is not required to collect and remit such occupancy taxes. Expedia is engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that Expedia is required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See note 11 for further discussion.

Contingent Liabilities

The Company has a number of regulatory and legal matters outstanding, as discussed further in note 11. Periodically, management reviews the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, an estimated loss is recorded in the consolidated statements of operations. Disclosures are provided in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. Accruals are based on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Earnings (Loss)

Prior to the Expedia Holdings Split-Off, comprehensive earnings (loss) consisted of net income (loss) and the Company's share of the comprehensive earnings (loss) of Expedia, accounted for as an equity method affiliate. Subsequent to the Expedia Holdings Split-Off, comprehensive earnings (loss) consists of net income (loss) and Expedia’s comprehensive earnings (loss).

Foreign Currency Translation and Transaction Gains and Losses

Certain of Expedia’s operations outside of the United States use the related local currency as their functional currency. Expedia translates revenue and expense at average rates of exchange during the period. Expedia translates assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated other comprehensive earnings. Due to the nature of Expedia’s operations and corporate structure, Expedia also has subsidiaries that have significant transactions in foreign currencies other than their functional currency. Expedia records transaction gains and losses in the consolidated statements of operations related to the recurring remeasurement and settlement of such transactions.

To the extent practicable, Expedia attempts to minimize this exposure by maintaining natural hedges between its current assets and current liabilities of similarly denominated foreign currencies. Additionally, as discussed above, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging its foreign currency-denominated operating liabilities.

Earnings per Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The Company issued 56,946,673 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016. The number of shares issued upon completion of the Expedia Holdings Split-Off was used to determine both basic and diluted earnings (loss) per share for the years ended December 31, 2015 and 2014 and for the period from January 1, 2016 through the date of the Expedia Holdings Split-Off, as no Company equity awards were outstanding prior to the Expedia Holdings Split-Off. Basic earnings (loss) per share subsequent to the Expedia Holdings Split-Off was computed using the weighted average number of shares outstanding (“WASO”) from the date of the completion of the Expedia Holdings Split-Off through December 31, 2016. Diluted earnings per share subsequent to the Expedia Holdings Split-Off was computed using the WASO from the date of the completion of the Expedia Holdings Split-Off through December 31, 2016, adjusted for potentially dilutive equity awards outstanding during the same period.

	Years ended December 31,
	2016	2015	2014
	number of shares in millions
Basic WASO	57	57	57
Potentially dilutive shares	1	—	—
Diluted WASO	58	57	57

Excluded from diluted EPS for the year ended December 31, 2016 are less than a million potential common shares because their inclusion would be anti-dilutive.

Certain Risks and Concentrations

Expedia is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and payment related fraud. Expedia also relies on global distribution system partners and third-party service providers for certain fulfillment services.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. Expedia maintains some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Expedia’s cash and cash equivalents are primarily composed of time deposits as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Euros, British pound sterling, Brazilian Real, Australian dollar and Canadian dollar.

Vitalize is subject to certain risks and concentrations including dependence on relationships with vendors. Vitalize’s largest vendors, that accounted for greater than 10% of its purchases, aggregated 30%, 30% and 21% of its total purchases for the years ended December 31, 2016, 2015 and 2014, respectively.

Reclassifications and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) revenue recognition, (ii) recoverability of software development costs and other intangible assets, (iii) fair value of non-financial instruments, (iv) loyalty program accruals, (v) stock-based compensation and (vi) accounting for income taxes to be its most significant estimates.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Recent Accounting Pronouncements

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

In January 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. Companies are required to use a modified retrospective approach to adopt this guidance. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

In August and November 2016, the FASB issued new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

In January 2017, the FASB issued new guidance simplifying subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess goodwill for impairment.

(3) Investment in Expedia

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio as well as destination services and activities. As of December 31, 2016, the Company owns an approximate 15.7% equity interest and 52.3% voting interest in Expedia.

Historically, Liberty Interactive was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to a stockholders agreement (the “Stockholders Agreement”) with Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock ("EXPE") and Expedia class B common stock (the “Expedia class B common stock,” and together with EXPE, the “Expedia common stock”) then owned by Liberty Interactive. Liberty Interactive was also subject to a governance agreement (the “Governance Agreement”) with Expedia which provided for the right to nominate 20% of the members of Expedia's board of directors , which was comprised of 13 members (three of which were nominated by Liberty Interactive). The Governance Agreement also provided for registration and other rights, and imposed certain restrictions on the ownership of shares of Expedia class B common stock. Pursuant to the Governance Agreement, Liberty Interactive had (and, following the completion of the Expedia Holdings Split-Off, the Company has) preemptive rights that entitle it to purchase a number of shares of Expedia common stock (excluding certain issuances related to options, warrants or convertible securities) so that Liberty Interactive or the Company, as applicable, would or will maintain the identical ownership interest in Expedia (subject to certain adjustments) that it had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Liberty Interactive or the Company, as applicable, would or will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty Interactive or the Company, as applicable, opted or opts to acquire shares of EXPE in lieu of shares of Expedia class B common stock. Based on the Stockholders Agreement and the Governance Agreement, the Company determined that, prior to the Expedia Holdings Split-Off, it did not control Expedia but instead had significant influence with respect to Expedia and accordingly, accounted for its investment in Expedia as an equity method affiliate.

In connection with the Expedia Holdings Split-Off, (a), the Governance Agreement and Stockholders Agreement was assigned by Liberty Interactive to the Company and (b) Mr. Diller ceased to directly control a majority voting interest in Expedia by irrevocably assigning (the “Diller Assignment”) the Diller Proxy to the Company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off, subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone (“Malone”), Leslie Malone (“Mrs. Malone” and together with Malone, the “Malone Group”), Liberty Interactive and the Company (the “Amended and Restated Transaction Agreement” and the date on which such termination event occurs, the “Proxy Arrangement Termination Date”). By virtue of (i) certain governance rights with respect to the Company as set forth in the Company’s restated certificate of incorporation (the “restated charter”), an amendment to the Stockholders Agreement and the Amended and Restated Transaction Agreement and (ii) the grant by the Malone Group to Mr. Diller of an irrevocable proxy to vote, subject to certain exceptions, shares of the Company’s common stock beneficially owned by the Malone Group upon the completion of the Expedia Holdings Split-Off or thereafter for a period of time ending upon termination of Mr. Diller's assignment of the Diller Proxy (the arrangements described in clauses (i) and (ii), together with the Diller Assignment, the “proxy arrangements”), Mr. Diller will be able to elect the directors of the Company who will determine how the Company will exercise certain rights and vote the shares of EXPE and Expedia class B common stock owned by the Company in the election of Expedia directors, though Malone will retain the ability to remove such directors of the Company. The rights under the Governance Agreement and Stockholders Agreement, each as assigned and amended, will be maintained even upon termination of the proxy arrangements. As a result, Expedia Holdings began consolidating Expedia as of November 4, 2016, the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia.

In conjunction with application of acquisition accounting, we recorded a full step up in basis of Expedia which resulted in  an approximate $2.0 billion gain.  The gain on the transaction was excluded from taxable income. Additionally, the deferred income tax liability that had historically resulted from the difference between the book basis and tax basis of the Company’s ownership in Expedia shares was reversed as a result of the transaction. As control of Expedia was achieved without the exchange of consideration, in order to apply acquisition accounting, we used the sum of the fair value

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(including an applicable control premium) of our ownership interest previously held (approximately $3.0 billion) and the fair value of the initial noncontrolling interest ($16.3 billion), as determined based on the trading price of Expedia (Level 1) at the time control was obtained and the fair value of Expedia’s fully vested options (Level 2) on November 4, 2016. Following the Expedia Holdings Split-Off, Expedia is a consolidated subsidiary with an approximate 84% noncontrolling interest.

The preliminary acquisition price allocation for Expedia is as follows (amounts in millions):

Fair value of Expedia equity interests	$2,991
Noncontrolling interest	16,295
$19,286

Cash and cash equivalents	$1,725
Receivables	1,487
Property, plant and equipment	780
Goodwill	16,796
Other nonamortizable intangible assets	6,152
Intangible assets subject to amortization	6,774
Other assets	815
Debt	(3,472)
Deferred merchant bookings	(2,810)
Deferred income tax liabilities, net	(3,643)
Other liabilities assumed	(5,318)
$19,286

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Acquired Expedia nonamortizable intangible assets consist of trademarks and tradenames. Expedia amortizable intangible assets were comprised of customer relationships of $4,233 million with a weighted average life of approximately 9 years, developed technology of $1,480 million with a weighted average life of approximately 5 years, supplier relationships of $980 million with a weighted average life of approximately 4 years and other intangible assets of $81 million with useful lives of 1 to 6 years. None of the acquired goodwill is expected to be deductible for tax purposes. As of December 31, 2016, the valuation related to the acquisition of a controlling interest in Expedia is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities and tax balances.

Included in net earnings (loss) for the year ended December 31, 2016 is a loss of approximately $261 million related to Expedia’s operations since the date of acquisition, which includes amortization expense of $284 million, primarily related to the fair value step-up of amortizable intangible assets acquired.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The unaudited pro forma revenue and net earnings of Expedia Holdings, prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2015, and utilizing 57 million common shares for the calculation of basic and diluted EPS, which is the aggregate number of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016, are as follows:

	Years ended December 31,
	2016	2015
	amounts in millions
Revenue	$9,185	6,987
Net earnings (loss)	$(682)	(625)
Net earnings (loss) attributable to Expedia Holdings shareholders	$(106)	(57)
Basic net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.86)	(1.00)
Diluted net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.86)	(1.00)

The pro forma results include adjustments primarily related to amortization of acquired intangible assets, amortization of the premiums related to the step-up to fair value of Expedia’s debt, the amortization of the write-off of deferred revenue and incremental stock-based compensation for the step-up to fair value of Expedia’s outstanding options and RSU’s on the date of acquisition. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been as if the transaction had happened previously and the Company consolidated Expedia during the periods presented.

During April 2015 and October 2014, Liberty Interactive exercised its pre-emptive rights under the Governance Agreement and purchased, directly from Expedia, an additional 265 thousand and 265 thousand shares, respectively, for approximately $23 million and $20 million, respectively.

Expedia Holdings recognized a loss on dilution of investment in affiliate of $2 million and gains on dilution of investment in affiliate of $320 million and $3 million during the years ended December 31, 2016,  2015 and 2014, respectively. Changes in the Company’s proportionate share of the underlying equity of its investment in Expedia, as accounted for under the equity method, which resulted from the issuance of additional equity securities by Expedia to investors other than the Company, were recognized in the Company’s consolidated statement of operations through the gain (loss) on dilution of investment in Expedia line item. Dilution losses were due to the issuance of Expedia common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below the Company’s book basis per share.  Alternatively, dilution gains were due to the issuance of Expedia common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices above the Company’s book basis per share. The significant gain in 2015 is due to an acquisition by Expedia that was partially executed through the issuance of Expedia common stock. This diluted Expedia Holdings' ownership percentage at a price greater than our cost basis. In addition, Expedia paid dividends to aggregating approximately $18 million, $20 million and $15 million which were recorded as reductions to the investment, prior to the Expedia Holdings Split-Off, during the years ended December 31, 2016,  2015 and 2014, respectively.

Upon acquisition of our initial investment in Expedia and due to subsequent repurchases of Expedia stock by Expedia, the Company allocated the excess basis between our carrying value of Expedia and their carrying value. The Company determined the applicable useful life of amortizable intangibles to be approximately four years at that time. As a result of Expedia's 2015 acquisitions of Orbitz Worldwide, Inc. ("Orbitz") and HomeAway, the Company determined the applicable useful life of amortizable intangibles to be approximately six years in connection with excess costs added subsequent to December 31, 2015. Prior to the completion of the Expedia Holdings Split-Off, amortization related to intangible assets with identifiable useful lives was included in the Company's share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $16 million, $14 million and $9 million for the years ended December 31, 2016,  2015 and 2014, respectively.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(4) Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2016			December 31, 2015
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$464	164	300	—	—	—
Foreign currency forward contracts	$(4)	—	(4)	—	—	—
Time deposits	$25	—	25	—	—	—
Available for sale securities	$64	—	64	—	—	—

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of December 31, 2016, cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input. Foreign currency forward contracts are included in the Other current liabilities line item as of December 31, 2016 in the Company’s consolidated balance sheet. Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of its loyalty programs and its other foreign currency-denominated operating liabilities. As of December 31, 2016, Expedia was party to outstanding forward contracts hedging its liability exposures with a total net notional value of $1.9 billion. Net losses from foreign currency forward contracts were $10 million from the time of acquisition through December 31, 2016. Net losses from foreign currency forward contracts are included in the Other, net line in the Company’s consolidated statement of operations.

Expedia holds time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within other current assets.

Corporate debt securities are investment grade, all of which are classified as available for sale. As of December 31, 2016, we had $48 million of short-term available for sale securities, classified in Other current assets and $16 million of long-term available for sale investments, classified in Other investments. The amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(5) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Vitalize	Total
Balance as of January 1, 2015	$—	57	57
Other	—	—	—
Balance as of December 31, 2015	—	57	57
Acquisitions	16,796	—	16,796
Foreign exchange translation	(236)	—	(236)
Balance as of December 31, 2016	$16,560	57	16,617

As of December 31, 2016 accumulated goodwill impairment losses for Vitalize were $17 million.

Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$4,064	(111)	3,953	—	—	—
Supplier relationships	949	(119)	830	—	—	—
Technology, including internally developed software	1,554	(59)	1,495	66	(45)	21
Other	230	(178)	52	3	(1)	2
	6,797	(467)	6,330	69	(46)	23
Construction in progress - Internally developed software	33	—	33	1	—	1
Total	$6,830	(467)	6,363	70	(46)	24

The Company's customer relationships are amortized using a declining method over 9 years.  The Company's supplier relationships are amortized using a declining method over 4 years. Technology is amortized over 5 years. The Company's internally developed software intangible assets are amortized straight-line over 3 to 5 years. The Company's other intangibles are amortized straight-line over 1 to 6 years. Intangible assets included in construction in progress—internally developed software are not amortized until they are capitalized to internally developed software.

Amortization expense for intangible assets with finite useful lives was $453 million, $14 million and $12 million for the years ended December 31, 2016,  2015 and 2014, respectively. Based on its amortizable intangible assets as of

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

December 31, 2016, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

2017	$1,903
2018	1,411
2019	1,003
2020	591
2021	473
Total	$5,381

(6) Debt

Outstanding debt at December 31, 2016 and 2015 is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2016	2016	2015
	amounts in millions
Expedia Holdings margin loan	$350	$350	—
Expedia 7.456% senior notes due 2018	500	544	—
Expedia 5.95% senior notes due 2020	750	837	—
Expedia 2.5% (€650 million) senior notes due 2022	683	727	—
Expedia 4.5% senior notes due 2024	500	523	—
Expedia 5.0% senior notes due 2026	750	787	—
Vitalize Secured Notes	13	13	18
Vitalize revolving line of credit due 2020	11	11	19
Capital lease obligations	3	3	4
Total debt	$3,560	$3,795	41
Less debt classified as current (1)		(7)	(5)
Total long-term debt		$3,788	36

(1)	Included in the other current liabilities line in the consolidated balance sheets as of December 31, 2016 and 2015.

$400 Million Margin Loan due 2018

On November 1, 2016, LEXE Marginco, LLC (“SplitSPV”), a wholly-owned subsidiary of Expedia Holdings, entered into a margin loan agreement with an availability of $400 million with various lender parties. Approximately 10.8 million shares of EXPE held by the Company with a value of $1.2 billion were pledged by SplitSPV as collateral to the loan as of December 31, 2016. This margin loan has a term of two years and bears interest at a rate of LIBOR plus 1.60% and contains an undrawn commitment fee of 0.75% per annum. Interest on the term loan is payable on the last business day of each calendar quarter, beginning on December 31, 2016. As of December 31, 2016, the interest rate on this margin loan was 2.48%. The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. On November 2, 2016, Expedia Holdings drew $350 million under the margin loan, and on November 4, 2016, Expedia Holdings distributed approximately $299 million of the proceeds to Liberty Interactive as a dividend. Additionally, Expedia Holdings reimbursed Liberty Ventures approximately $549 thousand for debt issuance costs incurred in connection with this loan.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Expedia Outstanding Debt

Expedia 7.456% senior notes due 2018

Expedia has $500 million in registered senior unsecured notes outstanding at December 31, 2016 that are due in August 2018 and bear interest at 7.456% (the “Expedia 7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the Expedia 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part. The premium associated with the Expedia 7.456% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at December 31, 2016 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered Expedia 2.5% Notes outstanding at December 31, 2016. The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. Expedia may redeem the Expedia 2.5% Notes at its option, at whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at December 31, 2016 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.0% senior notes due 2026

In December 2015, Expedia privately placed $750 million of senior unsecured notes at 99.535% of par that are due in February 2026 and bear interest at 5.0%.  In November 2016, Expedia completed an offer to exchange these notes for

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the "Expedia 5.0% Notes"). Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2016. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

The Expedia 7.456%, 5.95%, 2.5%, 4.5% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of Expedia’s existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. In addition, the Notes include covenants that limit Expedia’s ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of its assets. The Expedia 5.95%, 2.5%, 4.5% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

Expedia Credit Facility

As of December 31, 2016, Expedia maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in February 2021. As of December 31, 2016, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of December 31, 2016. The facility contains covenants including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of December 31, 2016, there were $19 million of outstanding stand-by LOCs issued under the facility.

In addition, one of Expedia’s international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia and may be terminated at any time by the lender. As of December 31, 2016, there were no borrowings outstanding under this facility.

Vitalize Secured Notes

As of December 31, 2016, Vitalize has various outstanding secured notes. Principal and interest payments on the secured notes are payable monthly based on the date of issuance. The secured notes are comprised of both fixed and variable rate notes with an interest rate of 4.14% on the fixed rate note and an interest rate of LIBOR plus 250 basis points on the variable rate notes (3.21% on the two variable rate notes at December 31, 2016). The maturity dates on the secured notes range from 2019 to 2022.

In March 2012, Vitalize purchased land and a building for its new corporate headquarters for a total price of $7.6 million, a portion of which was paid for with debt proceeds. In March 2013, Vitalize entered into a loan for $2.9 million as a construction loan to finance modifications on the new office building. In March 2014, Vitalize entered into a loan with US Bank for $3.1 million for construction renovations on its new corporate headquarters. The land and building serve as collateral under the terms of the master term loan agreement for both the March 2013 and 2014 notes. In January 2015, Vitalize entered into an agreement with J.P. Morgan Chase Bank for a $12.5 million secured note. As of December 31, 2016, the total outstanding balance of the construction loans and secured note is approximately $13 million.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Vitalize Revolving Line of Credit

On February 10, 2015, Vitalize entered into a revolving line of credit agreement (the "Revolver") that is secured by Vitalize's inventory and accounts receivable. The maximum amount allowed under the Revolver is $50 million, and the outstanding balance accrues interest at LIBOR plus 150 basis points, with a rate option balance that accrues interest at the CB Floating Rate less 125 basis points. The Revolver matures on January 20, 2020. Vitalize periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. As of December 31, 2016, the outstanding balance on the Revolver was approximately $11 million with a weighted average interest rate of 2.00%.

Five Year Maturities

The annual principal maturities of the Company's debt, excluding capital leases, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2017	$7
2018	$851
2019	$7
2020	$762
2021	$—

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

December 31,
2016
Expedia 7.456% senior notes due 2018	$541
Expedia 5.95% senior notes due 2020	$823
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$718
Expedia 4.5% senior notes due 2024	$511
Expedia 5.0% senior notes due 2026	$782

(1)	Approximately 682 million Euro as of December 31, 2016.

The Company estimates the fair value of its secured notes and Revolver based on the current rate offered to the Company for debt of the same remaining maturities (level 3). The Company believes that the carrying amount of its Revolver and secured notes approximated fair value at December 31, 2016 and December 31, 2015.

Covenant Compliance

As of December 31, 2016, Vitalize was not in compliance with one of its financial covenants related to its fixed charge coverage ratio on approximately $9 million of the Vitalize Secured Notes outstanding. The covenant violation was a direct result of a one-time charge for transaction-related tax obligations recorded in the fourth quarter.  Subsequent to December 31, 2016, Vitalize obtained a waiver of the default from the lending institution. Other than this instance, the Company was in compliance with its debt covenants which consist of both financial and non-financial covenants as of December 31, 2016.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(7) Income Taxes

Expedia Holdings, as consolidated, was included in the federal consolidated income tax return of Liberty Interactive prior to the Expedia Holdings Split-Off. For periods prior to the Expedia Holdings Split-Off, the tax provision included in these financial statements was prepared on a stand-alone basis, as if Expedia Holdings was not part of the consolidated Liberty Interactive group. Expedia was not historically included in the Liberty Interactive consolidated group tax return and is not currently included in the Expedia Holdings consolidated group tax return, as Expedia Holdings owns less than 80% of Expedia. The $73 million income taxes payable allocated to Expedia Holdings by Liberty Interactive as of November 4, 2016 was treated as an equity contribution upon completion of the Expedia Holdings Split-Off.

The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year ended December 31,
	2016	2015	2014
	amounts in millions

U.S.	$1,565	445	67
Foreign	56	—	—
Total	$1,621	445	67

Income tax benefit (expense) consists of:

	Year ended December 31,
	2016	2015	2014
	amounts in millions
Current:
Federal	$16	(4)	(2)
State and local	(3)	(1)	—
Foreign	(31)	—	—
	$(18)	(5)	(2)
Deferred:
Federal	$401	(139)	(17)
State and local	51	(19)	(2)
Foreign	17	—	—
	469	(158)	(19)
Income tax benefit (expense)	$451	(163)	(21)

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Year ended December 31,
	2016	2015	2014
	amounts in millions
Computed expected tax benefit (expense)	$(567)	(156)	(23)
State and local income taxes, net of federal income taxes	32	(13)	(2)
Foreign taxes, net of foreign tax credit	(8)	1	—
Change in valuation allowance affecting tax expense	(1)	(1)	—
Dividends received deduction	6	5	4
Federal tax credits	1	1	—
Nontaxable consolidation of Expedia	992	—	—
Other, net	(4)	—	—
Income tax benefit (expense)	$451	(163)	(21)

The tax benefit from the consolidation of a previously held equity method affiliate for the year ended December 31, 2016 is the result of the acquisition of a controlling interest in Expedia in the fourth quarter of 2016. The Company recorded a $2.0 billion gain on the transaction, which was excluded from the Company’s taxable income. In addition, the deferred tax liability related to the Company’s difference between the book basis and tax basis of Expedia, as previously accounted for under the equity method, was relieved and, as a result, the Company recorded additional deferred tax benefit.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2016	2015
	amounts in millions
Deferred tax assets:
Net operating and credit carryforwards	$117	1
Accrued stock compensation	175	—
Other accrued liabilities	101	2
Other	280	2
Deferred tax assets	673	5
Valuation allowance	(66)	(1)
Net deferred tax assets	607	4
Deferred tax liabilities:
Intangible assets	3,909	15
Investments	—	292
Other	175	1
Deferred tax liabilities	4,084	308
Net deferred tax liabilities	$3,477	304

During the year ended December 31, 2016, there was a $1 million increase in the Company's valuation allowance that affected tax expense. The Company added $64 million of valuation allowance upon the consolidation of Expedia during the year.

Expedia has not provided deferred income taxes on taxable temporary differences related to investments in certain foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States. The total amount of such undistributed earnings was $1.8 billion as of December 31, 2016, which approximates the related taxable temporary difference. In the event Expedia distributes such earnings in the form of dividends or otherwise, Expedia may be subject to income taxes. Further, a sale of these subsidiaries may cause these temporary

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

differences to become taxable. Due to complexities in tax laws, uncertainties related to the timing and source of any potential distribution of such earnings, and other important factors such as the amount of associated foreign tax credits, it is not practicable to estimate the amount of unrecognized deferred taxes on these taxable temporary differences.

At December 31, 2016, the Company has a deferred tax asset of $117 million for federal, state, and foreign loss and credit carryforwards.  Of this amount, $114 million is recorded at Expedia.  If not utilized to reduce income tax liabilities at Expedia in future periods, the federal and state loss carryforwards will expire at various times between 2017 and 2036.
In addition, Expedia Holdings has $3 million of loss and credit carryforwards at its level which are expected to be utilized in future periods.

A reconciliation of unrecognized tax benefits is as follows:

December 31,
2016
amounts in millions
Balance at beginning of year	$—
Increase in tax positions from the acquisition of a controlling interest in Expedia	220
Increases to tax positions related to the current year	1
Balance at end of year	$221

As of December 31, 2016, the Company had recorded tax reserves of $221 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $181 million would be reflected in the Company's tax expense and affect its effective tax rate. Prior to the acquisition of a controlling interest in Expedia, the Company did not have any unrecognized tax benefits for uncertain tax positions. The Company's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2016 will significantly increase or decrease during the twelve-month period ending December 31, 2017; however, various events could cause our current expectations to change in the future. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2016, total gross interest and penalties accrued was $15 million.

As of December 31, 2016, Liberty Interactive's tax years prior to 2013 are closed for federal income tax purposes, and the Internal Revenue Service (“IRS”) has completed its examination of Liberty Interactive's 2012 and 2014 tax year. Liberty Interactive's 2015 and 2016 tax years are being examined currently as part of the IRS's Compliance Assurance Process program. Expedia Holdings’ 2016 tax year is not currently under audit.

As previously discussed, because Expedia Holdings' ownership of Expedia is less than the required 80%, Expedia is not consolidated with Expedia Holdings for federal income tax purposes. The IRS is currently examining Expedia’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2013. As of December 31, 2016, for Expedia and its subsidiaries, the statutes of limitations for tax years 2009 through 2015 remain open to examination in the federal and most state jurisdictions. For the HomeAway and Orbitz groups, the statutes of limitations for tax years 2001 through 2015 remain open to examination in the federal and most state jurisdictions due to net operating loss carryforwards.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(8) Stockholders’ Equity

As discussed in note 1, in the Expedia Holdings Split-Off, record holders of Liberty Interactive’s Series A and Series B Liberty Ventures common stock received 0.4 of a share of the corresponding series of Expedia Holdings common stock for each 0.4 share of Liberty Ventures common stock held by them as of 5:00 p.m., New York City Time, on November 4, 2016, with cash paid in lieu of fractional shares of Liberty Ventures common stock and Expedia Holdings common stock. This resulted in the issuance of an aggregate 56,946,673 shares of our Series A and Series B common stock.

Preferred Stock

Expedia Holdings’ preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by the Company’s board of directors.  As of December 31, 2016, no shares of preferred stock were issued.

Common Stock

Expedia Holdings’ Series A common stock has one vote per share and Expedia Holdings’ Series B common stock has ten votes per share (other than the election or removal of Common Stock Directors (as defined in Expedia Holdings’ restated charter), in which case Expedia Holdings Series A common stock has one vote per share and Expedia Holdings Series B common stock has two votes per share). Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.  Both series of our common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2016, there were 1.3 million and 659 thousand shares of Series A and Series B common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

Expedia Redeemable Noncontrolling Interests

In connection with Expedia’s acquisition of its majority ownership interest in trivago in 2013, Expedia entered into a shareholders agreement with trivago’s founders that contained certain put/call rights whereby Expedia could cause the founders to sell to it, and the founders could cause Expedia to acquire from them, up to 50% and 100% of the trivago shares held by them at fair value during two windows. The first window would have closed during the first half of 2016. However, during the second quarter of 2016, Expedia and the founders agreed not to exercise their respective put/call rights during that window and instead to postpone the window while the parties explored the feasibility of an IPO of trivago shares. On December 16, 2016, trivago completed its IPO for proceeds of approximately $210 million after deducting discounts, commissions and offering expenses and became a separately listed company on the NASDAQ. Prior to the IPO, Expedia owned 63.5% of trivago. In conjunction with the IPO, Expedia and trivago’s founders entered into an Amended and Restated Shareholders’ Agreement under which the original put/call rights were no longer effective and were replaced with a contingent founder held put right whereby Expedia would be obligated to buy all, but not less than all, of a founder’s shares in the event a founder is removed from trivago’s management board under certain circumstances which are within the control of Expedia. Immediately prior to the offering and the effective date of the newly Amended and Restated Shareholders’ Agreement, Expedia adjusted the fair value of its redeemable non-controlling interest to reflect the estimated fair value immediately prior to the IPO. Expedia then subsequently reclassified the redeemable non-controlling interest into non-redeemable non-controlling interest on the consolidated balance sheet as the non-controlling interest was no longer redeemable pursuant to the Amended and Restated Shareholders’ Agreement. Post IPO, and as of December 31, 2016, Expedia’s ownership interest was approximately 59.7% of trivago and its subsidiaries.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

A reconciliation of Expedia’s redeemable noncontrolling interest for the year ended December 31, 2016 is as follows (amounts in millions):

2016
Acquisition of redeemable noncontrolling interest upon Expedia Holdings Split-Off	$1,541
Purchase of subsidiary shares at fair value	(1)
Net loss attributable to noncontrolling interests	3
Fair value adjustments	(89)
Currency translation adjustments	(82)
Other	9
Transfer to non-redeemable non-controlling interest	(1,381)
Balance, end of year	$—

Historically, the fair value of the redeemable noncontrolling interest was determined based on a blended analysis of the present value of future discounted cash flows and market value approach (Level 3). Expedia’s significant estimates in the discounted cash flow model include its weighted average cost of capital as well as long-term growth and profitability of the business. Expedia’s significant estimates in the market value approach include identifying similar companies with comparable business factors and assessing comparable revenue and operating multiples in estimating the fair value of the business.

Dividends declared by subsidiary

On October 24, 2016, Expedia declared a dividend of $0.26 per share for holders on record as of November 17, 2016, which was paid on December 8, 2016.  In February 2017, Expedia declared a quarterly cash dividend of $0.28 per share of outstanding common stock payable on March 30, 2017 to the stockholders of record as of the close of business on March 9, 2017.

(9) Stock-Based Compensation

Expedia Holdings Incentive Plan

In connection with the Expedia Holdings Split-Off, the holder of an outstanding option (“Award”) to purchase shares of Liberty Interactive’s Liberty Ventures Series A and Series B common stock (a “Liberty Ventures Award”) received an Award to purchase shares of the corresponding series of Expedia Holdings common stock (an “Expedia Holdings Award”) and an adjustment to the exercise price and number of shares subject to the original Liberty Ventures Award (as so adjusted, an “adjusted Liberty Ventures Award”).  The exercise prices of and number of shares subject to the new Expedia Holdings Award and the adjusted Liberty Ventures Award were determined based on (1) the exercise price and number of shares subject to the original Liberty Ventures Award, (2) the redemption ratios used in the Expedia Holdings Split-Off, (3) the pre-Expedia Holdings Split-Off trading price of Liberty Ventures common stock and (4) the relative post-Expedia Holdings Split-Off trading prices of Liberty Ventures common stock and Expedia Holdings common stock, such that the pre-Expedia Holdings Split-Off intrinsic value of the original Liberty Ventures Award was allocated between the new Expedia Holdings Award and the adjusted Liberty Ventures Award.  The terms and conditions of the Expedia Holdings Awards are governed by the Liberty Expedia Holdings, Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”) in respect of a maximum of 2.0 million shares of Expedia Holdings common stock.  No additional grants may be made pursuant to the Transitional Plan.

Following the Expedia Holdings Split-Off, employees of Liberty Interactive hold Awards in both Liberty Ventures common stock and Expedia Holdings common stock. The compensation expense relating to employees of Liberty Interactive is recorded at Liberty Interactive. Therefore, compensation expense related to Awards resulting from the Expedia Holdings Split-Off will not be recognized in the Company’s consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Except as described above, all other terms of an adjusted Liberty Ventures Award and a new Expedia Holdings Award (including, for example, the vesting terms thereof) are in all material respects, the same as those of the corresponding original Liberty Ventures Award.

Pursuant to the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan, the Company may grant Awards to be made in respect of a maximum of 3.7 million shares of Expedia Holdings common stock.  Awards generally vest over 4- 5 years and have a term of 7-10 years.  Expedia Holdings issues new shares upon exercise of equity awards.

Expedia Holdings – Grants of Stock Options

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For the grant made in 2016, the expected term was 5.9 years.  Since Expedia Holdings common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on the historical volatility of Liberty Ventures common stock and the implied volatility of publicly traded Liberty Ventures options.  For the grant made in 2016, the volatility was 25.9%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

During the year ended December 31, 2016 and pursuant to the Transitional Plan, the Company granted 6 thousand options to purchase shares of Series A common stock to its non-employee directors. Such options had a weighted average grant-date fair value of $12.40 per share and cliff vest over a 1-year vesting period. There were no options to purchase shares of Series B common stock granted during the period.

Expedia Holdings – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Expedia Holdings common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average		Aggregate
			remaining		intrinsic
	Series A	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2016	—	$—
Expedia Holdings Split-Off adjustment	1,330	$24.34
Granted	6	$41.40
Exercised	(19)	$21.59
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	1,317	$24.46	3.4	years	$21
Exercisable at December 31, 2016	1,022	$19.77	2.5	years	$20

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Weighted
			average		Aggregate
			remaining		intrinsic
	Series B	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2016	—	$—
Expedia Holdings Split-Off adjustment	659	$38.48
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	659	$38.48	5.2	years	$2
Exercisable at December 31, 2016	123	$40.46	5.9	years	$—

As of December 31, 2016, the total unrecognized compensation cost related to unvested Expedia Holdings Awards was approximately $67 thousand.  Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1 year.

As of December 31, 2016, Expedia Holdings reserved 2.0 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Expedia Holdings – Exercises

The aggregate intrinsic value of all options exercised during the year ended December 31, 2016 was $426 thousand.

Expedia Holdings – Restricted Shares

The aggregate fair value of all Series A and Series B restricted shares of Expedia Holdings common stock that vested during the year ended December 31, 2016 was $283 thousand.

As of December 31, 2016, the Company had approximately 67 thousand unvested restricted shares of Series A and Series B Expedia Holdings common stock held by certain directors, officers and employees of the Company with a weighted average grant-date fair value of $29.31 per share.

Expedia - Stock-based Compensation

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan (“Expedia Stock Plan”), Expedia may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to its directors, officers, employees and consultants. Expedia issues new shares to satisfy the exercise or release of stock-based awards.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table presents a summary of Expedia’s stock option activity:

			Weighted
			average		Aggregate
			remaining		intrinsic
	Options	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2016	—	$—
Awards outstanding upon Expedia Holdings Split-Off on November 4, 2016	19,081	$83.69
Granted	63	$126.58
Exercised	(207)	$52.41
Forfeited/Cancelled	(96)	$95.21
Outstanding at December 31, 2016	18,841	$84.07	4.7	years	$552
Exercisable at December 31, 2016	5,770	$58.27	3.1	years	$318

The total intrinsic value of stock options exercised was $15 million from the date of the Expedia Holdings Split-Off, November 4, 2016, through December 21, 2016.

The fair value of stock options granted during the period from November 4, 2016 through December 31, 2016 was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, assuming the following weighted average assumptions:

Risk-free interest rate	1.38%
Expected volatility	37.48%
Expected life	3.5 years
Expected dividend yield	0.82%

The weighted average grant-date fair value of options granted during the period from November 4, 2016 through December 31, 2016 was $34.59 per share.

The following table presents a summary of RSU activity:

		Weighted Average
		Grant-Date Fair
	RSUs	Value
	(in thousands)
Balance as of January 1, 2016	—	$—
Awards outstanding upon Expedia Holdings Split-Off on November 4, 2016	1,302	113.98
Granted	113	125.20
Vested	(58)	122.12
Cancelled	(8)	120.30
Balance as of December 31, 2016	1,349	$114.58

Expedia’s RSUs generally vest over three or four years, but may accelerate in certain circumstances, including certain changes in control. The total market value of shares vested during the period from November 4, 2016 through December 31, 2016 was approximately $7 million.

In addition to the Expedia Stock Plan, there were certain shares held by trivago employees which were originally awarded in the form of stock options pursuant to the trivago employee stock option plan and subsequently exercised by

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

such employees. During 2016, Expedia exercised its call right on these shares and elected to do so at a premium to fair value, which resulted in an incremental stock-based compensation charge of approximately $49 million pursuant to liability award treatment.

The stock-based compensation recognized by Expedia Holdings related to Expedia stock options and restricted stock awards was $48 million, including amounts related to trivago discussed above, for the period from November 4, 2016 through December 31, 2016. As of December 31, 2016, the total unrecognized compensation cost related to unvested Expedia stock options was $385 million and will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.7 years.

Expedia also has an Employee Stock Purchase Plan (“ESPP”), which allows shares of EXPE to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2016, subsequent to the Expedia Holdings Split-Off, approximately 36 thousand shares were purchased under this plan for an average price of $105.44 per share. As of December 31, 2016, Expedia has reserved approximately 1.1 million shares of EXPE for issuance under the ESPP.

Vitalize Stock Appreciation Rights

Vitalize maintains certain stock appreciation rights (“SAR”) plans under which officers and key employees are granted SARs. SARs granted under Vitalize’s SAR plans generally vest over a period of three to five years and expire seven years from the date of issuance. SARs are cash settled and recorded as liability awards. The total stock-based compensation recorded related to Vitalize’s outstanding SARs was less than $1 million, $2 million and $2 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of SARs exercised during the years ended December 31, 2016, 2015 and 2014 was $2 million, $2 million and less than $1 million, respectively, which equals the total cash used to settle the exercised units. As of December 31, 2016, the total unrecognized compensation cost related to 866 thousand shares of unvested Vitalize SARs was approximately $5.5 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.9 years.

(10) Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in the Company’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and the Company’s share of accumulated other comprehensive earnings of affiliates.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

		Share of
	Currency	other
	translation	comprehensive
	adjustments	earnings (loss)
	and other	of affiliate	Other	AOCI
	amounts in millions
Balance at January 1, 2014	$—	2	—	2
Other comprehensive earnings (loss) attributable to Expedia Holdings stockholders	—	(18)	—	(18)
Balance at December 31, 2014	—	(16)	—	(16)
Other comprehensive earnings (loss) attributable to Expedia Holdings stockholders	—	(17)	—	(17)
Balance at December 31, 2015	—	(33)	—	(33)
Other comprehensive earnings (loss) attributable to Expedia Holdings stockholders	(33)	33	—	—
Change in ownership of noncontrolling interest related to trivago initial public offering	—	—	1	1
Balance at December 31, 2016	$(33)	—	1	(32)

The components of other comprehensive earnings (loss) are reflected in the Company’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2016:
Currency translation adjustments and other	$(260)	35	(225)
Share of other comprehensive earnings (loss) of affiliate	(2)	1	(1)
Recognition of previously unrecognized holding gains (losses)	55	(21)	34
Other comprehensive earnings (loss)	$(207)	15	(192)
Year ended December 31, 2015:
Share of other comprehensive earnings (loss) of affiliate	$(27)	10	(17)
Other comprehensive earnings (loss)	$(27)	10	(17)
Year ended December 31, 2014:
Share of other comprehensive earnings (loss) of affiliate	$(29)	11	(18)
Other comprehensive earnings (loss)	$(29)	11	(18)

(11) Commitments and Contingencies

Leases

The Company leases certain warehouse and office space, equipment, furniture and computer software under both capital and noncancelable operating leases that expire at various dates through 2026. The Company is responsible, under all leases, for related building maintenance and property taxes. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

At December 31, 2016, commitments under noncancelable leases with initial terms in excess of one year were as follows (amounts in millions):

Year ended December 31,
2017	$122
2018	118
2019	97
2020	54
2021	37
Thereafter	90
$518

Rental expense under operating leases was approximately $26 million, $3 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively. It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2016. In future periods, it is expected that rental expense will not be less than the amounts shown for 2017 in the table above.

Letters of Credit, Purchase Obligations and Guarantees

Expedia has commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require payment by Expedia in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2016:

		By period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	amounts in millions
Purchase obligations	$277	247	29	1	—
Guarantees	150	150	—	—	—
Letters of credit	49	44	5	—	—
	$476	441	34	1	—

Expedia’s purchase obligations represent the minimum obligations it has under agreements with certain of its vendors. These minimum obligations are less than Expedia’s projected use for those periods. Payments may be more than the minimum obligations based on actual use.

Expedia has guarantees which consist primarily of bonds relating to tax assessments that it is contesting as well as bonds required by certain foreign countries’ aviation authorities for the potential non-delivery, by Expedia, of packaged travel sold in those countries. The authorities also require that a portion of the total amount of packaged travel sold be bonded. Expedia’s guarantees also include certain surety bonds related to various company performance obligations.

Expedia’s LOCs consist of stand-by LOCs, underwritten by a group of lenders, which Expedia primarily issues for certain regulatory purposes as well as to certain hotel properties to secure its payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2016, 2015 or 2014.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Related Party Transactions

In addition to serving as Expedia’s Chairman of the Board of Directors and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC/InterActiveCorp (“IAC”).  IAC and Expedia are related parties, given that Mr. Diller serves as Chairman of the Board of Directors and Senior Executive of both Expedia and IAC. Each of IAC and Expedia has a 50% ownership interest in two aircraft that may be used by both companies. Expedia shares equally in fixed and nonrecurring costs for both planes; direct operating costs are pro-rated based on actual usage. As of December 31, 2016, the net basis in Expedia’s ownership interest in both planes was $30 million,  recorded in other assets, net. Operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes during 2016 were nominal.

As of December 31, 2014,  Vitalize had an outstanding note with its former parent company, Liberty Interactive Corporation (the "Liberty Note"), in the amount of approximately $16 million. The Liberty Note required Vitalize to make interest only payments at a 10% interest rate on a quarterly basis with the final payment due January 31, 2020. Vitalize voluntarily made principal payments on the outstanding debt of $3 million and $4 million during the years ended December 31, 2015 and 2014, respectively. As part of a contribution agreement entered into by Liberty Interactive and Vitalize on October 15, 2015, the balance of the note and accrued interest which aggregated $13 million was considered contributed equity. During the years ended December 31, 2015 and 2014, Vitalize recognized approximately $1 million and $2 million, respectively, in interest expense related to the Liberty Note.

The Company paid approximately $480 thousand, $551 thousand and $1.8 million during the years ended December 31, 2016,  2015 and 2014, respectively, to Liberty Interactive for legal and tax expenses that Liberty Interactive remitted on behalf of the Company.

Litigation

The Company is subject to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Litigation Relating to Occupancy Taxes. Ninety-five lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Twenty lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty six dismissals were based on a finding that Expedia and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $71 million as of December 31, 2016. It is also reasonably possible that amounts paid in connection with these issues could include up to an additional $5 million related to interest payments in one jurisdiction. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Pay-to-Play. Certain jurisdictions may assert that Expedia is required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that Expedia believes it is subject to such taxes and, even when such payments are made, Expedia continues to defend its position vigorously. If Expedia prevails in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest.

Hawaii (General Excise Tax). During 2013, the Expedia companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii.  In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount. As Expedia had previously expensed the pay-to-play payments in prior periods, Expedia recognized a gain in legal reserves, occupancy tax and other during the third quarter of 2015 related to this matter. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.

The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions.  Those assessments are currently under review in the Hawaii tax courts.

Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. The Expedia companies intend to appeal, and will be expected to pay under protest the full amount claimed due, or approximately $16.5 million, as a condition of appeal.  The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.

San Francisco. During 2009, Expedia was required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against certain Expedia companies. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest these assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego v. Hotels.com L.P., et al.,

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Judicial Council Coordination Proceeding No. 4472 (Superior Court of the Country of San Diego). The stay is now lifted and the appeal will proceed in light of the California Supreme Court’s decision in the San Diego litigation.

Other Jurisdictions. Expedia is also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the United Kingdom regarding the application of value added tax (“VAT”) to Expedia’s European Union related transactions as discussed below, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and Expedia’s estimates of additional assessments mentioned above.

Matters Relating to International VAT. Expedia is in various stages of inquiry or audit in multiple European Union jurisdictions, including in the United Kingdom, regarding the application of VAT to its European Union related transactions. While Expedia believes it complies with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that Expedia owes additional taxes. In certain jurisdictions, including the United Kingdom, Expedia may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While Expedia believes that it will be successful based on the merits of its positions with regard to the United Kingdom and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that Expedia could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

Matters Relating to Competition Reviews and Legislation Relating to Parity Clauses. Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Expedia is or has been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia entities and accommodation providers, sometimes also referred to as "most favored nation" provisions, are anti-competitive.

In Europe, investigations or inquiries into contractual parity provisions between hotels and online travel companies, including Expedia, were initiated in 2012, 2013 and 2014 by NCAs in Austria, Belgium, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, Poland, Sweden and Switzerland.  While the ultimate outcome of some of these investigations or inquiries remains uncertain, and Expedia’s circumstances are distinguishable from other online travel companies subject to similar investigations and inquiries, in this context, on April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted formal commitments offered by Booking.com to resolve and close the investigations against Booking.com in France, Italy and Sweden by Booking.com removing and/or modifying certain rate, conditions and availability parity provisions in its contracts with accommodation providers in France, Italy and Sweden as of July 1, 2015, among other commitments. Booking.com voluntarily extended the geographic scope of these commitments to accommodation providers throughout Europe as of the same date.

With effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis.  Following the implementation of Expedia's waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia or a decision not to open an investigation or inquiry involving Expedia.  Below are descriptions of additional rate parity-related matters of note in Europe.

The German Federal Cartel Office ("FCO") has required another online travel company, Hotel Reservation Service ("HRS"), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Booking.com has appealed the decision and the appeal will be heard by the Higher Regional Court Düsseldorf on February 8, 2017.

The Italian competition authority's case closure decision against Booking.com and Expedia has subsequently been appealed by two Italian hotel trade associations, i.e. Federalberghi and AICA. These appeals remain at an early stage and no hearing date has been fixed.

On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that Expedia's current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia and did not find an abuse of a dominant market position by Expedia. The FCO’s case against Expedia’s contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to Expedia to date.

The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF has appealed the decision.

Hotelverband Deutschland (IHA) e.V. (a German hotel association) brought proceedings before the Cologne regional court against Expedia, Expedia.com GmbH and Expedia Lodging Partner Services Sàrl. IHA has applied for a ‘cease and desist’ order against these companies in relation to the enforcement of certain rate and availability parity clauses contained in contracts with hotels in Germany.

A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the United Kingdom) and the European Commission has been established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and Expedia) in relation to certain parity provisions in their contracts with hotels.   The working group has issued questionnaires to online travel agencies including Expedia, metasearch sites and hotels in 2016, and is expected to report its results early in 2017.

Legislative bodies in certain countries have also adopted, or are proposing to adopt, new domestic anti-parity clause legislation.  On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron ("Article 133") that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both European Union and French legal principles.  Therefore Expedia has submitted a complaint to the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133. Legislation banning certain parity provisions in contracts between online travel companies and Austrian accommodation providers became effective on December 31, 2016.  Expedia believes this legislation violates both European Union and Austrian legal principles and therefore, Expedia has submitted a complaint to the European Commission relating to this legislation.

A legislative proposal to prohibit narrow price parity clauses in hotel-online travel agency agreements in Italy is still pending in the Italian Senate and a motion requesting the Swiss government to take action on narrow price parity is currently under discussion in the Swiss parliament. The Company is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case.  It is not yet clear how

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.

Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association — Forum de Operadores Hoteleiros do Brasil — filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE.  Expedia recently resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe on September 1, 2016 in Australia and on October 28, 2016 in New Zealand. Expedia is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.

Expedia is unable to predict how any pending appeals of administrative decisions and the remaining open investigations and inquiries by NCAs will ultimately be resolved, or whether further action in Europe will be taken as a result of the ECN’s working group's assessment and findings (once published). Possible outcomes include requiring Expedia to amend or remove certain parity clauses from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business. Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Expedia is involved in private litigation in Germany related to its current contractual parity provisions (see above). Expedia is unable to predict how such litigation will be resolved, or whether it will impact Expedia’s business in Germany.

JYM litigation. Vitalize is engaged in litigation arising from a dispute with Jim Stoppani and his company PhD Fitness, LLC ("PhD Fitness") over the ownership of trademarks relating to JYM brand supplement products. Mr. Stoppani has demanded that Vitalize discontinue manufacturing and selling JYM products. Vitalize filed an action against Mr. Stoppani and PhD Fitness for declaratory relief in U.S. Federal Court seeking a judicial declaration that Vitalize is the owner of the JYM trademark, and asserting trademark infringement claims. Mr. Stoppani and PhD Fitness have filed counterclaims, including claims for trademark infringement and false advertising, seeking a declaratory judgment that Mr. Stoppani and PhD Fitness own the JYM mark, actual damages in excess of $50 million (actual amount to be proven at trial), punitive damages of not less than $10 million, injunctive relief and attorneys' fees. Vitalize and Mr. Stoppani and PhD Fitness have each filed competing motions seeking a preliminary injunction for the use of the JYM trademark and corresponding trade dress on supplement products in commerce. On October 31, 2016, the Court granted Vitalize permission to file an amended complaint to add General Nutrition Center ("GNC") as a defendant and to add a claim for trade dress infringement, due to Mr. Stoppani and PhD Fitness' launch of a competing supplement line through GNC utilizing the JYM mark.

Bodybuilding branding of dietary supplements. In September, 2009, the US Marshall's Service executed a search warrant on behalf of the US Food and Drug Administration (the "FDA") at two Vitalize locations. The search was related to an investigation into Vitalize’s sale of dietary supplements that the FDA alleged were misbranded. The FDA provided the results of its investigation to the US Attorney ("Idaho District") for further action. In cooperation with the FDA, Vitalize conducted a voluntary recall of certain products. Legal expenses were expensed as incurred.

On May 7, 2012, Vitalize signed a settlement with the US Attorney whereby it agreed to the entry of a plea of guilty to five misdemeanor counts of selling drugs misbranded by various manufacturers as dietary supplements. Vitalize also

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

agreed to four years' probation, which lapsed in May 2016, and fines which were paid during prior periods. Vitalize no longer has a liability associated with the FDA settlement as of December 31, 2014.

Off-Balance Sheet Arrangements

Expedia Holdings did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources.

(12) Segment Information

Expedia Holdings identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings or losses represent 10% or more of Expedia Holding's annual pre-tax earnings (losses).

Expedia Holdings evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, Expedia Holdings reviews nonfinancial measures such as unique visitors, customer acquisition and conversion rates.

Expedia Holdings defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Expedia Holdings believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes costs such as legal reserves, occupancy tax and other, restructuring and related reorganization charges, depreciation and amortization, stock-based compensation, separately reported litigation settlements and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Expedia Holdings generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the year ended December 31, 2016, Expedia Holdings has identified Expedia and Vitalize as its reportable segments. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment. Beginning on the date of the Expedia Holdings Split-Off, the Company will only include the results of Expedia, as consolidated, in the segment information reported below.  Expedia is a consolidated subsidiary of the Company that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Vitalize is a wholly-owned subsidiary of the Company that is primarily an Internet retailer of sports, fitness and nutritional supplements. Vitalize also hosts an online health-and-fitness publication, offering free fitness content, workout programs, video trainers, recipes, health advice and motivational stories. Vitalize's revenue primarily consists of sales of health and wellness products.

It is not expected that Vitalize, will be a reportable segment subsequent to 2016 due to the overall size of the business in comparison to the consolidated results of Expedia Holdings. Vitalize has met the reportable segment quantitative thresholds for the periods presented due to the size of the business as compared to the consolidated results of the Company prior to consolidation of Expedia.

Expedia Holding's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The accounting policies of the segments that are also consolidated companies are the same as those described in the Company's summary of significant accounting policies in the Company's annual financial statements.

Performance Measures

	Year ended December 31,
	2016		2015		2014
	Revenue from		Revenue from		Revenue from
	external	Adjusted	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$1,170	133	NA	NA	NA	NA
Vitalize	411	15	465	33	455	31
Corporate and Other	—	(2)	—	—	—	—
Consolidated Expedia Holdings	$1,581	146	465	33	455	31

Other Information

	December 31, 2016		December 31, 2015
	Total	Capital	Total	Investment	Capital
	Assets	Expenditures	Assets	In Expedia	Expenditures
	amounts in millions
Expedia	$33,746	111	NA	NA	NA
Vitalize	182	14	150	—	21
Corporate and other	54	—	976	927	—
Consolidated Expedia Holdings	$33,982	125	1,126	927	21

Revenue by Geographic Area

	Year ended December 31,
	2016	2015	2014
	amounts in millions
United States	$994	401	372
Other countries	587	64	83
Consolidated Expedia Holdings	$1,581	465	455

Long-lived Assets by Geographic Area

	Year ended
	December 31,
	2016	2015
	amounts in
	millions
United States	$739	28
Other countries	105	2
Consolidated Expedia Holdings	$844	30

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Year ended December 31,
	2016	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$146	33	31
Legal reserves, occupancy tax and other	2	—	—
Restructuring and related reorganization charges	(9)	—	—
Stock-based compensation	(47)	(2)	(2)
Depreciation and amortization	(481)	(21)	(19)
Operating income (loss)	(389)	10	10
Interest expense	(19)	(1)	(1)
Related party interest expense	—	(1)	(2)
Share of earnings (loss) of affiliates, net	26	117	58
Gain (loss) on dilution of investment in affiliate	(2)	320	3
Gain on investment in Expedia	2,005	—	—
Other, net	—	—	(1)
Earnings (loss) before income taxes	$1,621	445	67

(13) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share information
2016:
Revenue	$116	112	97	1,256
Operating income (loss)	$3	3	2	(397)
Net earnings (loss)	$(14)	5	29	2,052
Net earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(14)	5	29	2,272
Basic earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(0.25)	0.09	0.51	39.86
Diluted earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(0.25)	0.09	0.51	39.17

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share information
2015:
Revenue	$125	120	116	104
Operating income (loss)	$3	3	4	—
Net earnings (loss)	$6	50	34	192
Net earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$6	50	34	191
Basic earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$0.11	0.88	0.60	3.35
Diluted earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$0.11	0.88	0.60	3.35

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2017:

Item 10.     Directors, Executive Officers and Corporate Governance

Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Item 14.     Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2017 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before May 1, 2017.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)     Financial Statements

Included in Part II of this Report:

(a)(2)     Financial Statement Schedules

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(ii) Balance sheet only Report of Independent Registered Public Accounting Firm for Expedia, Inc. referenced by current year Report of Independent Registered Public Accounting Firm.
(iii) Separate financial statements for Expedia, Inc.:

(a)(3)     Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of October 26, 2016, between Liberty Interactive Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on November 4, 2016 (File No. 333-210377)).

3 - Articles of Incorporation and Bylaws:

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2016 (File No. 001-37938) (the “Form 8-K”)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1

Specimen Certificate for shares of Series A Common Stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 filed on September 23, 2016 (File No. 333-210377) (the “Form S-4”)).

4.2	Specimen Certificate for shares of Series B Common Stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form S-4).

4.3

Margin Loan Agreement, dated as of November 1, 2016, among LEXE Marginco, LLC, as Borrower, the Registrant, as Guarantor, various lenders and Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., as Calculation Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K).

4.4	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1

Tax Sharing Agreement, dated as of November 4, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on November 7, 2016 (File No. 001-33982)).

10.2	Services Agreement, dated as of November 4, 2016, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K).

10.3

Facilities Sharing Agreement, dated as of November 4, 2016, by and between the Registrant, Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K).

10.4	Aircraft Time Sharing Agreements, dated as of November 4, 2016, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the Form 8-K).

10.5

Aircraft Time Sharing Agreement, dated as of November 4, 2016, by and among the Registrant, Liberty Citation, Inc. and Liberty Denver Arena, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K).

10.6	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors.*

10.7

Amended and Restated Governance Agreement, by and among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Current Report on Form 8-K (File No. 000-51447), filed on December 27, 2011).

10.8

Assignment and Assumption of Governance Agreement, dated November 4, 2016, by and among the Registrant, LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation, Barry Diller and Expedia, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K).

10.9

Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.11 to Expedia Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 9, 2012 (File No. 000-51447)).

10.10

Assignment and Assumption of Stockholders Agreement, dated November 4, 2016, by and among the Registrant, LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation and Barry Diller (incorporated by reference to Exhibit 10.7 to the Form 8-K).

10.11	Amendment No. 1 to Stockholders Agreement, dated November 4, 2016, by and between the Registrant and Barry Diller (incorporated by reference to Exhibit 10.8 to the Form 8-K).

10.12

Amended and Restated Transaction Agreement, dated as of September 22, 2016, by and among Liberty Interactive Corporation, the Registrant, Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.13 to the Form S-4).

10.13	Assignment Agreement, dated November 4, 2016, by and between Barry Diller and the Registrant (incorporated by reference to Exhibit 10.10 to the Form 8-K).

10.14	Proxy and Voting Agreement, dated November 4, 2016, by and among Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.11 to the Form 8-K).

10.15

Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006 (File No. 000-51447)).

10.16

First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Expedia, Inc.’s Registration Statement on Form S-4, filed on January 25, 2007(File No. 333-140195)).

10.17

Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on August 10, 2010 (File No. 000-51447)).

10.18

Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on August 18, 2014 (File No. 000-51447)).

10.19

First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Expedia, Inc.’s Current Report on Form 8-K filed on August 18, 2014 (File No. 000-51447)).

10.20

Fourth Supplemental Indenture, dated as of June 3, 2015 to the Indenture dated August 18, 2014, Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Expedia, Inc.’s Current Report on Form 8-K filed on June 3, 2015 (File No. 000-51447)).

10.21

Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on December 8, 2015 (File No. 001-37429)).

10.22

First Supplemental Indenture, dated as of December 15, 2015 to the Indenture dated March 31, 2014, among HomeAway, Inc., Expedia, Inc., and U.S. Bank National Association, as Trustee, relating to the 0.125% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on December 15, 2015 (File No. 001-37429)).

10.23

Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Current Report on Form 8-K filed on September 11, 2014 (File No. 000-51447)).

10.24

First Amendment, dated as of February 4, 2016, to the Amended and Restated Credit Agreement, dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Current Report on Form 8-K filed on February 8, 2016 (File No. 001-37429)).

10.25

Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007 (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 3, 2007 (File No. 000-51447)).

10.26

Liberty Expedia Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on November 17, 2016 (File No. 333-214679) (the “Form S-8”)).

10.27	Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Form S-8).

10.28	Form of Non-Qualified Stock Option Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan [for non-employee directors].*

10.29	Form of Restricted Stock Unit Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan [for non-employee directors].*

10.30	Restricted Stock Unit Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan for Christopher W. Shean.*

21	Subsidiaries of Liberty Expedia Holdings, Inc.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP for the year ended December 31, 2016.*

23.3	Consent of Ernst & Young LLP for the year ended December 31, 2015.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*      Filed herewith.

**    Furnished herewith.

Item 16.  Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited the consolidated balance sheet of Expedia, Inc. and subsidiaries (a consolidated subsidiary of Liberty Expedia Holdings, Inc.) as of December 31, 2016 (not presented separately herein). This consolidated balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the balance sheet. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Expedia, Inc. and subsidiaries at December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 9, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Seattle, Washington

February 10, 2016

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013
	(In thousands, except for per share data)
Revenue	$6,672,317	$5,763,485	$4,771,259
Costs and expenses:
Cost of revenue(1)	1,309,559	1,179,081	1,038,034
Selling and marketing(1)	3,381,086	2,808,329	2,196,145
Technology and content(1)	830,244	686,154	577,820
General and administrative(1)	573,913	425,373	377,078
Amortization of intangible assets	163,665	79,615	71,731
Legal reserves, occupancy tax and other	(104,587)	41,539	77,919
Restructuring and related reorganization charges(1)	104,871	25,630	—
Acquisition-related and other(1)	—	—	66,472
Operating income	413,566	517,764	366,060
Other income (expense):
Interest income	16,695	27,288	24,779
Interest expense	(126,195)	(98,089)	(87,358)
Gain on sale of business	508,810	—	—
Other, net	113,086	17,678	(2,788)
Total other income (expense), net	512,396	(53,123)	(65,367)
Income before income taxes	925,962	464,641	300,693
Provision for income taxes	(203,214)	(91,691)	(84,335)
Net income	722,748	372,950	216,358
Net loss attributable to noncontrolling interests	41,717	25,147	16,492
Net income attributable to Expedia, Inc.	$764,465	$398,097	$232,850
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$5.87	$3.09	$1.73
Diluted	5.70	2.99	1.67
Shares used in computing earnings per share:
Basic	130,159	128,912	134,912
Diluted	134,018	133,168	139,593
Dividends declared per common share	$0.84	$0.66	$0.56

(1)	Includes stock-based compensation as follows:

Cost of revenue	$5,307	$3,921	$3,752
Selling and marketing	33,164	18,067	16,190
Technology and content	26,766	22,100	20,465
General and administrative	80,082	40,923	33,123
Restructuring and related reorganization charges	32,749	—	—
Acquisition-related and other	—	—	56,643

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$722,748	$372,950	$216,358
Other comprehensive income (loss), net of tax
Currency translation adjustments and other, net of taxes	(147,815)	(164,666)	23,506
Net reclassification of foreign currency translation adjustments into total other income (expenses), net	(43,183)	—	—
Unrealized gains (losses) on available for sale securities, net of taxes	(67)	(60)	(1,324)
Other comprehensive income (loss), net of tax	(191,065)	(164,726)	22,182
Comprehensive income	531,683	208,224	238,540
Less: Comprehensive income (loss) attributable to noncontrolling interests	(86,662)	(32,902)	(12,485)
Comprehensive income attributable to Expedia, Inc.	$618,345	$241,126	$251,025

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,676,299	$1,402,700
Restricted cash and cash equivalents	11,324	34,888
Short-term investments	33,739	355,780
Accounts receivable, net of allowance of $27,035 and $13,760	1,082,406	778,334
Deferred income taxes	—	169,269
Income taxes receivable	13,805	17,161
Prepaid expenses and other current assets	161,188	166,357
Total current assets	2,978,761	2,924,489
Property and equipment, net	1,064,259	553,126
Long-term investments and other assets	658,439	286,882
Deferred income taxes	15,458	10,053
Intangible assets, net	2,793,954	1,290,087
Goodwill	7,992,941	3,955,901
TOTAL ASSETS	$15,503,812	$9,020,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,329,870	$1,188,483
Accounts payable, other	485,557	361,382
Deferred merchant bookings	2,337,037	1,761,258
Deferred revenue	235,809	62,206
Income taxes payable	68,019	59,661
Accrued expenses and other current liabilities	1,469,725	753,625
Total current liabilities	5,926,017	4,186,615
Long-term debt	3,201,277	1,746,787
Deferred income taxes	473,841	452,958
Other long-term liabilities	314,432	180,376
Commitments and contingencies
Redeemable noncontrolling interests	658,478	560,073
Stockholders’ equity:
Common stock $.0001 par value	22	20
Authorized shares: 1,600,000
Shares issued: 220,383 and 196,802
Shares outstanding: 137,459 and 114,267
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	8,696,508	5,921,140
Treasury stock — Common stock, at cost	(4,054,909)	(3,998,120)
Shares: 82,924 and 82,535
Retained earnings	507,666	—
Accumulated other comprehensive income (loss)	(284,894)	(138,774)
Total Expedia, Inc. stockholders’ equity	4,864,394	1,784,267
Non-redeemable noncontrolling interest	65,373	109,462
Total stockholders’ equity	4,929,767	1,893,729
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,503,812	$9,020,538

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

									Accumulated
			Class B		Additional			Retained	other	Non‑redeemable
	Common stock		Common stock		paid‑in	Treasury stock		earnings	comprehensive	noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	(deficit)	income (loss)	interest	Total
Balance as of December 31, 2012	189,254,916	$19	12,799,999	$1	$5,675,075	66,725,321	$(2,952,790)	$(442,068)	$22	$109,129	2,389,388
Net income (excludes $7,130 of net loss attributable to redeemable noncontrolling interests)								232,850		(9,362)	223,488
Other comprehensive income, net of taxes									18,175	4,007	22,182
Proceeds from exercise of equity instruments and employee stock purchase plans	3,307,451	—			52,081						52,081
Tax benefits on equity awards					38,799						38,799
Treasury stock activity related to vesting of equity instruments						159,181	(7,993)				(7,993)
Common stock repurchases						9,259,400	(514,907)				(514,907)
Proceeds from issuance of treasury stock					15,258	(467,672)	10,015				25,273
Cash dividends					(75,760)						(75,760)
Adjustment to the fair value of redeemable noncontrolling interests					(26,614)						(26,614)
Changes in ownership of noncontrolling interests					6,928					9,747	16,675
Stock-based compensation expense					116,735						116,735
Other					(362)						(362)
Balance as of December 31, 2013	192,562,367	19	12,799,999	1	5,802,140	75,676,230	(3,465,675)	(209,218)	18,197	113,521	2,258,985
Net income (excludes $9,690 of net loss attributable to redeemable noncontrolling interest)								398,097		(15,457)	382,640
Other comprehensive income (loss), net of taxes									(156,971)	10,465	(146,506)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,064,829	1			104,598						104,599
Tax benefits on equity awards					57,132						57,132
Issuance of common stock in connection with acquisition	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						9,689	(773)				(773)
Common stock repurchases						7,040,621	(537,088)				(537,088)
Proceeds from issuance of treasury stock					14,988	(264,608)	5,416				20,404
Cash dividends					(38,833)			(45,864)			(84,697)
Adjustment to the fair value of redeemable noncontrolling interests					(116,969)			(143,015)			(259,984)
Changes in ownership of noncontrolling interests					24,090					933	25,023
Stock-based compensation expense					69,620						69,620
Other					4,374	73,464	—				4,374
Balance as of December 31, 2014	196,802,236	$20	12,799,999	$1	$5,921,140	82,535,396	$(3,998,120)	$—	$(138,774)	$109,462	$1,893,729

									Accumulated
			Class B		Additional			Retained	other	Non‑redeemable
	Common stock		Common stock		paid‑in	Treasury stock		earnings	comprehensive	noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	(deficit)	Income (loss)	interest	Total
Net income (excludes $15,417 of net loss attributable to redeemable noncontrolling interest)								764,465		(26,300)	738,165
Other comprehensive income (loss), net of taxes									(146,120)	641	(145,479)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,385,749	—			96,534						96,534
Withholding taxes for stock options					(85,033)						(85,033)
Tax benefits on equity awards					89,128						89,128
Issuance of common stock in connection with acquisitions	20,195,139	2			2,552,340						2,552,342
Treasury stock activity related to vesting of equity instruments						127,712	(15,763)				(15,763)
Common stock repurchases						525,504	(44,822)				(44,822)
Proceeds from issuance of treasury stock					18,779	(264,841)	3,796				22,575
Cash dividends					—			(108,778)			(108,778)
Adjustment to the fair value of redeemable noncontrolling interests					(40,558)			(148,021)			(188,579)
Sale of controlling interest in eLong					—					(92,550)	(92,550)
Acquisition of noncontrolling interest					—					64,115	64,115
Other changes in ownership of noncontrolling interests					(4,198)					10,005	5,807
Stock-based compensation expense					147,988						147,988
Other					388						388
Balance as of December 31, 2015	220,383,124	$22	12,799,999	$1	$8,696,508	82,923,771	$(4,054,909)	$507,666	$(284,894)	$65,373	$4,929,767

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities:
Net income	$722,748	$372,950	$216,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	336,680	265,817	211,744
Amortization of stock-based compensation	178,068	85,011	130,173
Amortization of intangible assets	163,665	79,615	71,731
Deferred income taxes	(21,635)	(79,031)	(772)
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	88,528	79,410	56,822
Realized (gain) loss on foreign currency forwards	(54,226)	5,481	(40,850)
Gain on sale of business	(508,810)	—	—
Noncontrolling interest basis adjustment	(77,400)	—	—
Other	15,865	8,966	10,576
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(198,262)	(157,957)	(127,327)
Prepaid expenses and other assets	97,701	(65,203)	(18,724)
Accounts payable, merchant	97,248	110,603	91,503
Accounts payable, other, accrued expenses and other current liabilities	194,458	271,454	(68,239)
Tax payable/receivable, net	39,776	39,971	(29,746)
Deferred merchant bookings	299,534	331,133	246,229
Deferred revenue	(5,893)	18,739	13,722
Net cash provided by operating activities from continuing operations	1,368,045	1,366,959	763,200
Investing activities:
Capital expenditures, including internal-use software and website development	(787,041)	(328,387)	(308,581)
Purchases of investments	(521,329)	(1,194,210)	(1,216,591)
Sales and maturities of investments	410,923	1,162,557	1,502,576
Acquisitions, net of cash acquired	(2,063,649)	(560,668)	(541,247)
Proceeds from sale of business, net of cash divested and disposal costs	523,882	—	—
Net settlement of foreign currency forwards	54,226	(5,481)	40,850
Other, net	11,728	1,932	(2,520)
Net cash used in investing activities from continuing operations	(2,371,260)	(924,257)	(525,513)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,441,860	492,894	—
Purchases of treasury stock	(60,546)	(537,861)	(522,900)
Proceeds from issuance of treasury stock	22,575	20,404	25,273
Payment of dividends to stockholders	(108,527)	(84,697)	(75,760)
Proceeds from exercise of equity awards and employee stock purchase plan	97,716	108,121	56,836
Excess tax benefit on equity awards	90,855	58,156	39,606
Withholding taxes for stock option exercises	(85,033)	—	—
Other, net	5,299	(8,868)	(15,571)
Net cash provided by (used in) financing activities from continuing operations	1,404,199	48,149	(492,516)
Net cash provided by (used in) continuing operations	400,984	490,851	(254,829)
Net cash provided by discontinued operations	—	—	13,637
Effect of exchange rate changes on cash and cash equivalents	(127,385)	(109,184)	(30,936)
Net increase (decrease) in cash and cash equivalents	273,599	381,667	(272,128)
Cash and cash equivalents at beginning of year	1,402,700	1,021,033	1,293,161
Cash and cash equivalents at end of year	$1,676,299	$1,402,700	$1,021,033
Supplemental cash flow information
Cash paid for interest from continuing operations	$109,507	$87,555	$84,136
Income tax payments, net from continuing operations	96,834	70,339	73,439

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com ® , Hotels.com ® , Hotwire.com™, Travelocity ® , Expedia ®  Affiliate Network, Classic Vacations ® , Expedia Local Expert ® , Egencia ® , Expedia ®  CruiseShipCenters ® , Venere Net SpA (“Venere”), trivago GmbH (“trivago”), CarRentals.com™, Wotif.com Holdings Limited (“Wotif Group”), Orbitz Worldwide, Inc. (“Orbitz”) acquired in September 2015, HomeAway, Inc. acquired in December 2015, and eLong ™, Inc. (“eLong”) through its sale on May 22, 2015. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia upon our acquisition of a controlling interest in March 2015. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include Expedia, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We have eliminated significant intercompany transactions and accounts.

We believe that the assumptions underlying our consolidated financial statements are reasonable. However, these consolidated financial statements do not present our future financial position, the results of our future operations and cash flows.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, are experienced in the second half of the year as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for summer travel. As a result, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations or a change in our product mix, including the assimilation, growth and shift to more of a transaction-based business model for the vacation rental listing business of HomeAway, may influence the typical trend of the seasonality in the future.

NOTE 2 — Significant Accounting Policies

Consolidation

Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record noncontrolling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes the noncontrolling interest share of net income or loss from our redeemable and non-redeemable noncontrolling interest entities.

We characterize our minority interest in AirAsia-Expedia as a non-redeemable noncontrolling interest and classify it as a component of stockholders’ equity in our consolidated financial statements. Noncontrolling interests with shares redeemable at the option of the minority holders, such as trivago, have been included in redeemable noncontrolling interests. See “Redeemable Noncontrolling Interest” below for further information.

We have eliminated significant intercompany transactions and accounts in our consolidated financial statements.

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and transactional taxes, such as potential settlements related to occupancy and excise taxes; loss contingencies; loyalty program liabilities; redeemable noncontrolling interests; acquisition purchase price allocations; stock-based compensation and accounting for derivative instruments.

Reclassifications

We have reclassified certain amounts related to our prior period results to conform to our current period presentation. We also included a reclassification on our consolidated balance sheet as of December 31, 2014 to correct the immaterial presentation of cash dividends as a reduction to retained earnings to the extent the Company maintained retained earnings instead of additional paid-in capital.

Revenue Recognition

We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

We also evaluate the presentation of revenue on a gross versus a net basis. The consensus of the authoritative accounting literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general supply risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. For our primary transaction-based revenue models, discussed below, we have determined net presentation is appropriate for the majority of revenue transactions.

We offer travel products and services on a stand-alone and package basis primarily through the following business models: the merchant model, the agency model and the advertising model. In addition, upon our acquisition of HomeAway on December 15, 2015, we also earn revenue related to vacation rental listing and other ancillary services provided to property owners and managers.

Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings. The majority of our merchant transactions relate to hotel bookings.

Under the agency model, we act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. For certain agency airline, hotel and car transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked.

Under the advertising model, we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on trivago and our transaction-based websites.

Vacation rental listing revenue is primarily earned on a subscription basis where property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). Listing revenue is also generated on a commission basis, when traveler bookings are completed on our websites.

Merchant Hotel. Our travelers pay us for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. We record the payment in deferred merchant bookings until the stay occurs, at which point we record the revenue. In certain nonrefundable, nonchangeable transactions where we have no significant post-delivery obligations, we record revenue when the traveler completes the transaction on our website, less a reserve for chargebacks and cancellations based on historical experience. Amounts received from customers are presented net of amounts paid to suppliers. In certain instances when a supplier invoices us for less than the cost we accrued, we generally recognize those amounts as revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience and contract terms. We generally contract in advance with lodging providers to obtain access to room allotments at wholesale rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which we may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which we may have access over the terms of the contracts. In either case we may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract. For hotel rooms that are cancelled by the traveler after the specified period of time, we charge the traveler a cancellation fee or penalty that approximates the amount a hotel may invoice us for the cancellation.

Agency and Merchant Air. We record revenue on air transactions when the traveler books the transaction, as we have no significant post-delivery obligations. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Agency Hotel, Car and Cruise. In addition to air tickets, our agency revenue comes from certain hotel transactions as well as cruise and car rental reservations. We generally record agency revenue from hotel, cruise and car reservations on an accrual basis when the travel occurs. We record an allowance for cancellations on this revenue based on historical experience.

Packages. Packages assembled by travelers through the packaging model on our websites generally include a merchant hotel component and some combination of an air, car or destination services component. The individual package components are recognized in accordance with our revenue recognition policies stated above.

Advertising. We record advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. We record revenue from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ websites. We record revenue from click-through fees after the traveler makes the click-through to the related travel partners’ websites.

Vacation Rental Listing and Other Ancillary Services. Payments for term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for performance-based listings is calculated as a percentage of the traveler booking or a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed or as the customers’ refund privileges lapse, which is typically at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when we provide the service.

Other. We record revenue from all other sources either upon delivery or when we provide the service.

Cash and Cash Equivalents

Our cash and cash equivalents include cash and liquid financial instruments, including money market funds and time deposit investments, with maturities of three months or less when purchased.

Short-term and Long-term Investments

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Based on our intent and ability to hold certain assets until maturity, we may classify certain debt securities as held to maturity and measure them at amortized cost. Investments classified as available for sale are recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses from the sale of available for sale investments, if any, are determined on a specific identification basis. Investments with remaining maturities of less than one year are classified within short-term investments. All other investments with remaining maturities ranging from one year to five years are classified within long-term investments and other assets.

We record investments using the equity method when we have the ability to exercise significant influence over the investee. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within long-term investments and other assets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments. As of December 31, 2015 and 2014, we had $299 million and $12 million of cost method investments.

We periodically evaluate the recoverability of investments and record a write-down to fair value if a decline in value is determined to be other-than-temporary.

Accounts Receivable

Accounts receivable are generally due within thirty days and are recorded net of an allowance for doubtful accounts. We consider accounts outstanding longer than the contractual payment terms as past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

Property and Equipment

We record property and equipment at cost, net of accumulated depreciation and amortization. We also capitalize certain costs incurred related to the development of internal use software. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred.

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software development and furniture and other equipment. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition under the authoritative accounting guidance for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and trade names, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that simplifies the accounting for measurement-period adjustments in a business combination. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years with early adoption permitted for financial statements that have not been issued. We elected to early adopt the third quarter of 2015.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. Periodically, we may choose to forgo the initial qualitative assessment and perform quantitative analysis to assist in our annual evaluation.

We generally base our measurement of fair value of reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.

We believe the weighted use of discounted cash flows and market approach is the best method for determining the fair value of our reporting units because these are the most common valuation methodologies used within the travel and internet industries; and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.

In addition to measuring the fair value of our reporting units as described above, we consider the combined carrying and fair values of our reporting units in relation to the Company’s total fair value of equity plus debt as of the assessment date. Our equity value assumes our fully diluted market capitalization, using either the stock price on the valuation date or the average stock price over a range of dates around the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies. The debt value is based on the highest value expected to be paid to repurchase the debt, which can be fair value, principal or principal plus a premium depending on the terms of each debt instrument.

In our evaluation of our indefinite-lived intangible assets, we typically first perform a qualitative assessment to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. If so, we perform a quantitative assessment and an impairment charge is recorded for the excess of the carrying value of indefinite-lived intangible assets over their fair value. We base our measurement of fair value of indefinite-lived intangible assets, which primarily consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. As with goodwill, periodically, we may choose to forgo the initial qualitative assessment and perform quantitative analysis to assist in our annual evaluation of indefinite-lived intangible assets.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of less than one to twelve years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

Assets held for sale, to the extent we have any, are reported at the lower of cost or fair value less costs to sell.

Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the companies. Changes in fair value of the shares for which the minority holders may sell to us are recorded to the noncontrolling interest and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations require high levels of judgment (“Level 3” on the fair value hierarchy) and are based on various valuation techniques, including market comparables and discounted cash flow projections.

Income Taxes

We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

In November 2015, the FASB issued an ASU that simplified the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Under the previous practice, the requirement was to separate deferred taxes into current and noncurrent amounts on the balance sheet. The new standard does not affect the requirement to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. We elected to early adopt for the current reporting period ending December 31, 2015 on a prospective basis. Other than the revised balance sheet presentation of deferred income tax assets and liabilities, the adoption of this standard did not have an effect on our consolidated financial statements.

We account for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the tax authority, including resolution of any appeals or litigation, based on the technical merits of the position. If the tax position meets the more likely than not criteria, the portion of the tax benefit greater than 50% likely to be realized upon settlement with the tax authority is recognized in the financial statements.

Presentation of Taxes in the Income Statement

We present taxes that we collect from customers and remit to government authorities on a net basis in our consolidated statements of operations.

Discontinued Operations

As of January 1, 2015, we adopted the ASU amending the requirements for reporting discontinued operations, which may include a component of an entity or a group of components of an entity. The amendment limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results and it also requires expanded disclosures surrounding discontinued operations. Upon adoption, the standard impacted how we assess and report discontinued operations, including our divestiture of eLong during the second quarter of 2015 as disclosed below in Note 4 – Disposition of Business.

On December 20, 2011, we completed the spin-off of TripAdvisor, which was accounted for as a discontinued operation. During 2013, we received an income tax refund of $14 million related to a tax benefit for extinguishment of debt, which was included within cash provided by discontinued operations in our consolidated statement of cash flows for the period.

Derivative Instruments

Derivative instruments are carried at fair value on our consolidated balance sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.

At December 31, 2015 and 2014, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

In June 2015, we issued Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The aggregate principal value of the 2.5% Notes is designated as a hedge of our net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in accumulated other comprehensive income (loss) (“OCI”). The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated OCI Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of our net investment, we do not expect to incur any ineffectiveness on this hedge.

Foreign Currency Translation and Transaction Gains and Losses

Certain of our operations outside of the United States use the related local currency as their functional currency. We translate revenue and expense at average rates of exchange during the period. We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated OCI. Due to the nature of our operations and our corporate structure, we also have subsidiaries that have significant transactions in foreign currencies other than their functional currency. We record transaction gains and losses in our consolidated statements of operations related to the recurring remeasurement and settlement of such transactions.

To the extent practicable, we attempt to minimize this exposure by maintaining natural hedges between our current assets and current liabilities of similarly denominated foreign currencies. Additionally, as discussed above, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities.

Debt Issuance Costs

We defer costs we incur to issue debt and amortize these costs to interest expense over the term of the debt or, when the debt can be redeemed at the option of the holders, over the term of the redemption option.

Marketing Promotions

We periodically provide incentive offers to our customers to encourage booking of travel products and services. Generally, our incentive offers are as follows:

Current Discount Offers. These promotions include dollar off discounts to be applied against current purchases. We record the discounts as reduction in revenue at the date we record the corresponding revenue transaction.

Inducement Offers. These promotions include discounts granted at the time of a current purchase to be applied against a future qualifying purchase. We treat inducement offers as a reduction to revenue based on estimated future redemption rates. We allocate the discount amount at the time of the offer between the current purchase and the potential future purchase based on our expected relative value of the transactions. We estimate our redemption rates using our historical experience for similar inducement offers.

Concession Offers. These promotions include discounts to be applied against a future purchase to maintain customer satisfaction. Upon issuance, we record these concession offers as a reduction to revenue based on estimated future redemption rates. We estimate our redemption rates using our historical experience for concession offers.

Loyalty and Points Based Offers. We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Rewards ®  program, our Brand Expedia Expedia ®  + rewards program and our Orbitz rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 20 Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks SM  , the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on factors that require significant judgment including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. As of December 31, 2015 and 2014, we had a liability related to our loyalty programs of $364 million and $235 million included in accrued expenses and other current liabilities.

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2015, 2014 and 2013, our advertising expense was $2.1 billion, $1.6 billion and $1.2 billion. As of December 31, 2015 and 2014, we had $16 million and $24 million of prepaid marketing expenses included in prepaid expenses and other current assets.

Stock-Based Compensation

We measure and amortize the fair value of stock options and restricted stock units (“RSUs”) as follows:

Stock Options. We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option pricing models. The valuation models incorporate various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. We base our expected term assumptions on our historical experience and on the terms and conditions of the stock awards granted to employees. We amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis. The majority of our stock options vest over four years.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a three or four-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date. Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we determine the fair value of the performance-based award based on the fair value of our common stock at that time and we assess whether it is probable that the performance targets will be achieved. If assessed as probable, we record compensation expense for these awards over the estimated performance period using the accelerated method. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

Earnings Per Share

We compute basic earnings per share by taking net income attributable to Expedia, Inc. available to common stockholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 14 — Earnings Per Share.

Fair Value Recognition, Measurement and Disclosure

The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reported on our consolidated balance sheets approximate fair value as we maintain them with various high-quality financial institutions. The accounts receivable are short-term in nature and are generally settled shortly after the sale.

We disclose the fair value of our financial instruments based on the fair value hierarchy using the following three categories:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and payment related fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services  .

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of prime institutional money market funds as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, euros, Australian dollar, British pound sterling, Canadian dollar and Japanese yen.

Contingent Liabilities

We have a number of regulatory and legal matters outstanding, as discussed further in Note 17 —Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the occupancy tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See Note 17 — Commitments and Contingencies for further discussion.

Recent Accounting Policies Not Yet Adopted

In May 2014, the FASB issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. We anticipate adopting this new guidance on January 1, 2016 with no material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance to clarify the accounting for fees paid by a customer in a cloud computing arrangement. This standard clarifies whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. This guidance is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. Upon adoption, an entity may apply the new guidance prospectively or retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance prospectively on January 1, 2016 with no material impact on our consolidated financial statements.

In January 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

NOTE 3 — Acquisitions and Other Investments

2015 Acquisition and Other Investment Activity

HomeAway Acquisition. On December 15, 2015, we completed our acquisition of HomeAway, Inc., including all of its brands, for total purchase consideration of $3.6 billion primarily in cash and Expedia common stock. With Expedia’s expertise in powering global transactional platforms and our industry-leading technology capabilities, we will partner with HomeAway to accelerate their shift from a classified marketplace to an online, transactional model to create even better experiences for HomeAway’s global traveler audience and the owners and managers of its properties around the world.

Each outstanding share of common stock of HomeAway immediately prior to the acquisition was exchanged for $10.15 in cash and 0.2065 of a share of Expedia common stock, with cash paid in lieu of fractional shares. The preliminary aggregate purchase consideration for HomeAway is as follows (in thousands):

Fair value of shares of Expedia common stock issued to HomeAway stockholders and equity award holders	$2,515,755
Cash consideration paid to HomeAway stockholders and equity award holders	1,027,061
Replacement restricted stock units and stock options attributable to pre-acquisition service	19,513
Total purchase consideration	$3,562,329

The fair value of common stock shares issued was based on the closing price of Expedia’s common stock at December 14, 2015 and included the fair value of shares of Expedia common stock issued to (i) HomeAway stockholders based on approximately 97 million HomeAway shares outstanding as of December 14, 2015 and (ii) holders of equity awards vested as of December 14, 2015. Approximately 20 million shares of Expedia common stock were issued in connection with the acquisition of HomeAway. Purchase consideration also included $20 million for the portion of certain unvested employee options and restricted stock unit awards of HomeAway attributable to pre-combination service, which were replaced with Expedia awards in conjunction with the acquisition and measured at fair value on the acquisition date. The fair value for the portion of the awards attributable to post-combination service was $106 million, net of estimated forfeitures.

Due to the limited amount of time since the acquisition of HomeAway, the purchase price allocation was based on a preliminary valuation of the assets acquired and liabilities assumed and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The final allocation may include changes to the acquisition date fair value of intangible assets, goodwill, deferred taxes, deferred revenue as well as operating assets and liabilities. The following summarizes the preliminary allocation of the purchase price for HomeAway, in thousands:

Cash	$900,281
Other current assets(1)	54,665
Long-term assets	81,564
Intangible assets with definite lives(2)	555,600
Intangible assets with indefinite lives(3)	196,900
Goodwill	2,602,712
Deferred revenue	(182,978)
Other current liabilities	(104,316)
Debt	(402,500)
Other long-term liabilities	(31,122)
Deferred tax liabilities, net	(108,477)
Total	$3,562,329

(1)	Gross accounts receivable was $25 million, of which $1 million was estimated to be uncollectible.
(2)

Acquired definite-lived intangible assets primarily consist of supplier relationships, customer relationships and developed technology assets with average lives ranging from less than one to twelve years and an estimated combined weighted average useful life of 5.73 years.

(3)	Acquired indefinite-lived intangible assets primarily consist of trade names and trademarks.

The goodwill of $2.6 billion is primarily attributable to assembled workforce and operating synergies as it relates to the shift to a transaction model. The goodwill has been allocated to the new HomeAway reportable segment and is not expected to be deductible for tax purposes.

We assumed approximately $403 million of 0.125% Convertible Senior Notes due 2019 (the “Convertible Notes”) in connection with the HomeAway acquisition. However, following the consummation of the HomeAway acquisition, we subsequently delivered a notice to holders of the Convertible Notes, as required per the terms of the Convertible Notes indenture, to which each holder of the Convertible Notes had the right to (i) require the Company to repurchase its Convertible Notes for cash at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest or (ii) convert its Convertible Notes, at a specified conversion rate into HomeAway common stock (which, following consummation of the HomeAway acquisition, represented the right to receive the transaction consideration) or (iii) allow the Convertible Notes to remain outstanding for the remaining term. As a result, the majority of the Convertible Notes, or $377 million, were repurchased during the January 2016, and we have therefore determined the fair value of the Convertible Notes on the date of acquisition to be equal to the principal amount of the Convertible Notes.

In connection with the issuance of the Convertible Notes, HomeAway also sold warrants (the “Warrants”) to acquire approximately 7.7 million shares of HomeAway common stock. As a result of the merger, the Warrant holders had the right to terminate the Warrants at fair value as determined in a commercially reasonable manner. A portion of such Warrants were settled on December 16, 2015 for $23 million in cash, with the $8 million remainder settled in January 2016.

Both the Convertible Notes and the Warrants outstanding as of December 31, 2015 were included in accrued expenses and other current liabilities.

HomeAway was consolidated into our financial statements starting on the acquisition date and we have recognized a related $20 million in revenue and $14 million in operating losses, including fees related to the acquisition that are not allocated to the segment, for 2015.

In connection with the acquisition, HomeAway incurred fees paid to financial advisors totaling approximately $33 million, which were contingent upon closing and were excluded from both Expedia’s consolidated statement of operations and the pre-combination financial statements of HomeAway.

Orbitz Acquisition. On September 17, 2015, we completed our acquisition of Orbitz Worldwide, Inc., including all of its brands, including Orbitz, ebookers, HotelClub, CheapTickets, Orbitz Partner Network and Orbitz for Business, for a total purchase consideration of $1.8 billion. The acquisition provides Expedia the opportunity to deliver a better customer experience to Orbitz’ loyal customer base and to further enhance the marketing and distribution capabilities we offer to our global supply partners.

The purchase consideration consisted primarily of $1.4 billion in cash, or $12 per share for all shares of Orbitz common stock outstanding as of the purchase date, as well as the settlement of $432 million of pre-existing Orbitz debt at the closing of the acquisition. Purchase consideration also included $17 million for the portion of certain unvested employee restricted stock unit awards of Orbitz attributable to pre-combination service, which were replaced with Expedia awards in conjunction with the acquisition and measured at fair value on the acquisition date. The fair value for the portion of the awards attributable to post-combination service was $49 million, net of estimated forfeitures, of which $34 million was recognized during 2015.

The purchase price allocation was based on a preliminary valuation of the assets acquired and liabilities assumed and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The final allocation may include changes to the acquisition date fair value of intangible assets, goodwill, deferred taxes, deferred revenue, accounts receivable, loyalty liabilities and other current liabilities as well as other items. The following summarizes the preliminary allocation of the purchase price for Orbitz, in thousands:

Cash consideration for shares	$1,362,362
Settlement of Orbitz debt	432,231
Replacement restricted stock units attributable to pre-acquisition service	16,717
Other consideration	2,214
Total purchase consideration	$1,813,524
Cash	$194,515
Accounts receivable, net(1)	147,517
Other current assets	33,728
Long-term assets	115,163
Intangible assets with definite lives(2)	515,384
Intangible assets with indefinite lives(3)	166,800
Goodwill	1,443,521
Current liabilities	(635,209)
Other long-term liabilites	(54,627)
Deferred tax liabilities, net	(113,268)
Total	$1,813,524

(1)	Gross accounts receivable was $157 million, of which $9 million was estimated to be uncollectible.
(2)

Acquired definite-lived intangible assets primarily consist of customer relationship assets, developed technology assets and partner relationship assets with estimated useful lives ranging from less than one to ten years with a weighted average life of 6.03 years.

(3)	Acquired indefinite-lived intangible assets primarily consist of trade names and trademarks.

The goodwill of $1.4 billion is primarily attributable to operating synergies. The goodwill has been allocated to the Core Online Travel Agencies (“Core OTA”) segment and is not expected to be deductible for tax purposes. Orbitz was consolidated into our financial statements starting on the acquisition date and we have recognized a related $196 million in revenue and $163 million in operating losses, including restructuring charges of $92 million as well as fees related to the acquisition that are not allocated to the Core OTA segment, for 2015.

In connection with the merger, Orbitz incurred fees paid to financial advisors totaling approximately $25 million, which were contingent upon closing and were excluded from both Expedia’s consolidated statement of operations and the pre-combination financial statements of Orbitz. In addition, Orbitz offered certain employees a continuity incentive of approximately $30 million for continuing employment through the closing date and beyond. The first half of the incentives were contingent and paid upon the closing of the acquisition and related to service provided in the pre-acquisition period. The second half of the incentive is payable 180 days after the closing (or upon involuntary termination, if applicable) and is being expensed to restructuring and related reorganization charges over the applicable service period.

For information related to restructuring plans as a result of the merger, see Note 15 — Restructuring and Related Reorganization Charges. For information related to claims, proceedings and inquiries related to hotel occupancy and other taxes for Orbitz, see Note 17 — Commitments and Contingencies.

Combined Pro forma Information (Unaudited). Supplemental information on an unaudited combined pro forma basis, as if the HomeAway and Orbitz acquisitions had been consummated on January 1, 2014, is presented as follows, in thousands:

	Years Ended December 31,
	2015	2014
Revenue	$7,838,863	$7,110,688
Net income attributable to Expedia, Inc.	816,634	301,331

The pro forma results are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had the companies operated on a combined basis during the periods presented. The pro forma results include adjustments primarily related to amortization of acquired intangibles, depreciation of fixed assets, certain accounting policy alignments as well as direct and incremental acquisition related costs reflected in the historical financial statements. The preliminary purchase price allocation was used to prepare the pro forma adjustments. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments.

Other 2015 Acquisitions. On March 10, 2015, we completed the acquisition of an additional 25% equity interest of AAE Travel Pte. Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011, for cash consideration of approximately $94 million. This investment increased our total ownership in the venture from 50% to 75% and resulted in the consolidation of the entity. In conjunction with the acquisition of the additional interest, we remeasured our previously held equity interest to fair value, excluding any acquisition premium, and recognized a gain of $77 million in other, net during the period. The fair value of the 25% noncontrolling interest, including an acquisition premium, was estimated to be $64 million at the time of the acquisition. Both fair values were determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs).

On January 23, 2015, we acquired the Travelocity brand and other associated assets from Sabre for $280 million in cash consideration. As a result of the asset acquisition, the strategic marketing and other related agreements entered into in 2013 were terminated. Under the terms of the strategic marketing agreement, Travelocity was compensated through a performance-based marketing fee related to bookings powered by Expedia made through Travelocity-branded websites in the United States and Canada. Revenue earned on the Travelocity websites was recorded as a component of Expedia’s net revenue in accordance with our revenue recognition policies and the related marketing fee paid to Travelocity was recorded as selling and marketing expense. In conjunction with the acquisition, we did not acquire any cash or working capital assets or assume any liabilities.

In addition, we completed three other acquisitions during 2015 for a total purchase price of $9 million.

The following summarizes the allocation of the purchase price for the 2015 acquisitions, excluding HomeAway and Orbitz, in thousands:

Goodwill	$196,431
Intangible assets with indefinite lives	163,400
Intangible assets with definite lives(1)	146,126
Net assets and non-controlling interests acquired(2)	(23,366)
Deferred tax liabilities	(7,910)
Total(3)	$474,681

(1)

Acquired definite-lived intangible assets primarily consist of customer relationship, reacquired right and supplier relationship assets and have estimated useful lives of between four and ten years with a weighted average life of 5.8 years.

(2)	Includes cash acquired of $41 million.
(3)

The total purchase price includes noncash consideration of $99 million related to an equity method investment, which is currently consolidated upon our acquisition of a controlling interest, as discussed above, with the remainder paid in cash during the period.

The goodwill of $196 million is primarily attributable to operating synergies and $82 million is expected to be deductible for tax purposes with the remainder not expected to be deductible.

Business combination accounting is preliminary and subject to revision while we accumulate all relevant information regarding the fair values of the net assets acquired. The results of operations of the other acquired companies have been included in our consolidated results from the transaction closing dates forward. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Other Investments. On March 10, 2015, we announced that Expedia and Decolar.com, Inc. (“Decolar”), the Latin American online travel company that operates the Decolar.com and Despegar.com branded websites, have expanded our partnership to include deeper cooperation on hotel supply and we have made a $270 million cost method investment in Decolar, which is included within long-term investments and other assets on our consolidated balance sheet.

Acquisition-related Costs. Other than costs mentioned above related to Orbitz and HomeAway that were contingent upon closing and those costs related to cost method investments, total acquisition-related costs incurred by Expedia in 2015, which included legal, finance, consulting and other professional fees, were expensed as incurred within general and administrative expenses and were approximately $47 million.

2014 Acquisition Activity

In November 2014, we acquired Wotif Group, an Australian-based online travel company. The total consideration received by Wotif Group shareholders of $703 million Australian dollars (“A$”) or A$3.30 per share (approximately $612 million or $2.87 per share based on November 13, 2014 exchange rates) was comprised of A$51 million special dividend distributed by the Wotif Group to its shareholders prior to the acquisition by Expedia, Inc. and A$652 million (or approximately $568 million) in cash from Expedia, Inc. The Wotif Group adds to our collection of travel’s most trusted brands and enhances our supply in the Asia-Pacific region, while allowing Expedia to expose the Wotif Group to our world-class technology and its customers to our extensive global supply.

The aggregate purchase price consideration of $568 million was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Goodwill	$350,093
Intangible assets with indefinite lives	125,762
Intangible assets with definite lives(1)	138,292
Net liabilities(2)	(43,429)
Deferred tax liabilities	(2,908)
Total	$567,810

(1)

Acquired definite-lived intangible assets primarily consist of supplier contracts and customer relationships and have estimated useful lives of between less than one year and 10 years with a weighted average life of 7.8 years.

(2)	Includes cash acquired of $36 million.

The goodwill of $350 million is primarily attributed to assembled workforce and operating synergies. The goodwill has been allocated to the Core OTA segment and is expected to be deductible for tax purposes. Acquisition-related costs were expensed as incurred within general and administrative expenses and were approximately $7 million.

During 2014, we completed three other acquisitions, including a leading online car rental reservation company in Europe, for total consideration of $85 million, which included cash paid of $77 million and existing equity interest of $7 million. As a result of these acquisitions, we acquired net liabilities of $19 million, including cash of $48 million, as well as recorded deferred tax liabilities of $17 million, $70 million in goodwill and $51 million of intangible assets with definite lives with a weighted average amortization life of 6.1 years. In conjunction with our acquisition of a consolidating interest in one of the companies, we remeasured our previously held equity interest to fair value at the acquisition date and recognized a gain of $3 million in other, net during the period.

The results of operations of the acquired companies, including the Wotif Group, have been included in our consolidated results from the transaction closing dates forward; the effect on consolidated revenue and operating income during 2014 was not significant. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

2013 Acquisition Activity

During 2013, we completed the purchase of a 63% equity position (61.6% on a fully diluted basis) in trivago GmbH, a leading hotel metasearch company based in Germany. trivago was acquired due to the quality and strength of its product and brand and our belief that the company will continue to scale as it expands globally. In conjunction with the acquisition, we paid €434 million in cash, or approximately $564 million based on March 8, 2013 exchange rates, of which $554 million was paid to the shareholders of trivago and $10 million was used to settle a portion of an employee compensation plan. In addition, we agreed to issue 875,200 shares of Expedia, Inc. common stock to certain employee stockholders in five equal increments on or about each of the first through fifth anniversaries of the acquisition. The number of shares of Expedia common stock was calculated based on the aggregate value of €43 million using a thirty-day trailing average of closing trading prices and exchange rates prior to acquisition. During the first quarter of 2014 and 2015, we issued the first two increments of 175,040 shares of Expedia, Inc. common stock. Also in conjunction with the acquisition, we replaced certain employee stock-based awards of the acquiree, which related to pre-combination service, for an acquisition date fair value of $15 million.

As a result of the acquisition, we expensed $66 million to acquisition-related and other on the consolidated statements of operations during 2013, which included approximately $57 million in stock-based compensation related to the issuance of the 875,200 shares of common stock as the issuance was determined separate from the business combination and was not contingent upon any future service or other certain event except the passage of time as well as approximately $10 million for the amount paid to settle a portion of the employee compensation plan of trivago, which was considered separate from the business combination. The stock-based compensation expense was measured using the closing price of Expedia, Inc. common stock as of the acquisition date multiplied by the number of shares to be issued. Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price consideration was $570 million, which included the cash paid to shareholders of trivago of $554 million as well as $15 million for replaced employee stock-based awards of the acquiree. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Goodwill	$633,436
Intangible assets with indefinite lives	220,416
Intangible assets with definite lives(1)	136,281
Net assets(2)	19,064
Deferred tax liabilities	(111,379)
Redeemable noncontrolling interest	(343,984)
Total	$553,834

(1)

Acquired definite-lived intangible assets primarily consist of technology, partner relationship and non-compete agreement assets and have estimated useful lives of between three and seven years with a weighted average life of 3.7 years.

(2)	Includes cash acquired of $13 million.

The value of the replaced employee stock-based awards of the acquiree was included in the purchase price allocation with a corresponding offset to redeemable noncontrolling interest, because the replacement awards were issued in subsidiary stock.

The goodwill of $633 million is primarily attributed to assembled workforce, operating synergies and potential expansion into other global markets. The goodwill has been allocated to the trivago segment and is not expected to be deductible for tax purposes.

The fair value of the 37% noncontrolling interest was estimated to be $344 million at the time of acquisition based on the fair value per share, excluding the control premium. The control premium was derived directly based on the additional consideration paid to certain shareholders in order to obtain control. The additional consideration was determined to be the best estimate to represent the control premium as it was a premium paid only to the controlling shareholders. In addition, the purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us up to 50% and 100% of the minority shares of the company at fair value during two windows, the first of which opens in the first quarter of 2016 and the second opens in 2018. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur. Our redeemable noncontrolling interest balance related to trivago was $654 million as of December 31, 2015, which represents our best estimate of fair value. The final redemption amount could materially differ from this estimate based on the final negotiations. For further information on redeemable noncontrolling interest, see Note 12 — Redeemable Noncontrolling Interests.

trivago’s results of operations have been included in our consolidated results from the transaction closing date forward. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results. During 2013, the acquisition accounted for approximately 4% of consolidated revenue for the year.

NOTE 4 — Disposition of Business

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc., which was a separate reportable segment, for approximately $671 million (or $666 million net of costs to sell and other transaction expenses) to several purchasers, including Ctrip.com International, Ltd. Of the total sales price, approximately $67 million was remitted directly to escrow for estimated tax obligations, and is recorded in long-term investments and other assets on our consolidated balance sheet as of December 31, 2015 and represents a noncash item in our consolidated statement of cash flows. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during 2015 included in gain on sale of business in our consolidated statement of operations.

The following table presents the carrying amounts of our eLong business immediately preceding the disposition on May 22, 2015, in thousands:

Total current assets(1)	$350,196
Total long-term assets	137,709
Total assets divested	$487,905
Total current liabilities	$187,296
Total long-term liabilities	5,782
Total liabilities divested	$193,078
Components of accumulated other comprehensive income divested	45,259
Non-redeemable noncontrolling interest divested	92,550
Net carrying value divested	$157,018

(1)	Includes cash and cash equivalents of approximately $74 million.

We evaluated the disposition of eLong and determined it did not meet the “major effect” criteria for classification as a discontinued operation largely due to how recently it began having material impacts to our quarterly consolidated operating and net income. However, we determined that the disposition does represent an individually significant component of our business. The following table presents certain amounts related to eLong in our consolidated results of operations through its disposal on May 22, 2015:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating loss(1)	$(85,536)	$(50,757)	$(28,857)
Income (loss) before taxes(2)	438,843	(40,535)	(17,031)
Income (loss) before taxes attributable to Expedia, Inc.(2)	465,400	(25,078)	(7,669)
Net income (loss) attributable to Expedia, Inc.(3)	349,183	(27,119)	(17,518)

(1)

Includes stock-based compensation and amortization of intangible assets of approximately $20 million, $17 million and $11 million for 2015, 2014 and 2013, which are included within Corporate & Eliminations in Note 19 – Segment Information.

(2)	The year ended December 31, 2015 includes the pre-tax gain of $509 million related to the gain on sale.
(3)	The year ended December 31, 2015 includes the after-tax gain of $395 million related to the gain on sale.

NOTE 5 — Fair Value Measurements

Financial assets measured at fair value on a recurring basis as of December 31, 2015 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$218,340	$218,340	$—
Time deposits	29,126	—	29,126
Derivatives:
Foreign currency forward contracts	8,045	—	8,045
Investments:
Corporate debt securities	98,403	—	98,403
Total assets	$353,914	$218,340	$135,574

Financial assets measured at fair value on a recurring basis as of December 31, 2014 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$161,059	$161,059	$—
Time deposits	298,968	—	298,968
Restricted cash:
Time deposits	19,980	—	19,980
Derivatives:
Foreign currency forward contracts	9,176	—	9,176
Investments:
Time deposits	312,762	—	312,762
Corporate debt securities	142,575	—	142,575
Total assets	$944,520	$161,059	$783,461

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of December 31, 2015 and 2014, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of December 31, 2015, we had $34 million of short-term and $65 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million. As of December 31, 2014, we had $43 million of short-term and $100 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.

We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. As of December 31, 2015, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $1.9 billion. We had a net forward asset of $8 million and $9 million recorded in prepaid expenses and other current assets as of December 31, 2015 and 2014. We recorded $46 million, $10 million and $47 million in net gains (losses) from foreign currency forward contracts in 2015, 2014 and 2013.

NOTE 6 — Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2015	2014
	(In thousands)
Capitalized software development	$1,220,822	$1,041,924
Computer equipment	485,074	313,738
Furniture and other equipment	65,939	42,110
Buildings and leasehold improvements	199,604	135,372
Land	130,725	—
	2,102,164	1,533,144
Less: accumulated depreciation	(1,201,744)	(1,011,085)
Projects in progress	163,839	31,067
Property and equipment, net	$1,064,259	$553,126

As of December 31, 2015 and 2014, our recorded capitalized software development costs, net of accumulated amortization, were $484 million and $386 million. For the years ended December 31, 2015, 2014 and 2013, we recorded amortization of capitalized software development costs of $230 million, $185 million and $139 million, most of which is included in technology and content expenses.

On April 30, 2015, we acquired our future corporate headquarters for $229 million, consisting of multiple office and lab buildings located in Seattle, Washington. The acquired building assets are included in construction in process and will begin depreciating when the costs incurred related to the build out of the headquarters are complete and the building assets are ready for their intended use.

NOTE 7 — Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Goodwill	$7,992,941	$3,955,901
Intangible assets with indefinite lives	1,459,854	976,638
Intangible assets with definite lives, net	1,334,100	313,449
	$10,786,895	$5,245,988

Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2015 and 2014, we had no impairments to goodwill.

Goodwill. The following table presents the changes in goodwill by reportable segment:

	Core OTA	trivago	Egencia	HomeAway	eLong	Total
	(In thousands)
Balance as of January 1, 2014	$2,781,296	$633,436	$194,651	$—	$54,291	$3,663,674
Additions	402,752	1,045	—	—	14,611	418,408
Foreign exchange translation	(50,553)	(41,062)	(38,327)	—	3,761	(126,181)
Balance as of December 31, 2014	3,133,495	593,419	156,324	—	72,663	3,955,901
Additions	1,633,711	6,241	—	2,602,712	469	4,243,133
Deductions	—	—	—	—	(72,693)	(72,693)
Foreign exchange translation	(49,835)	(60,083)	(23,043)	—	(439)	(133,400)
Balance as of December 31, 2015	$4,717,371	$539,577	$133,281	$2,602,712	$—	$7,992,941

In 2015 and 2014, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions and Other Investments.

As of December 31, 2015 and 2014, accumulated goodwill impairment losses in total were $2.5 billion, which was associated with our Core OTA segment.

Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)
Supplier relationships	$655,414	$(223,666)	$431,748	$357,022	$(200,257)	$156,765
Technology	490,584	(258,261)	232,323	257,045	(216,841)	40,204
Customer relationships	613,277	(73,248)	540,029	110,302	(29,225)	81,077
Domain names	115,102	(34,758)	80,344	51,592	(28,630)	22,962
Other	446,788	(397,132)	49,656	404,441	(392,000)	12,441
Total	$2,321,165	$(987,065)	$1,334,100	$1,180,402	$(866,953)	$313,449

Amortization expense was $164 million, $80 million and $72 million for the years ended December 31, 2015, 2014 and 2013. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2015, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2016	$317,909
2017	260,127
2018	247,729
2019	147,768
2020	113,183
2021 and thereafter	247,384
Total	$1,334,100

NOTE 8 — Debt

The following table sets forth our outstanding debt:

	December 31,
	2015	2014
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,561	749,485
4.5% senior notes due 2024, net of discount	497,534	497,302
2.5% (€650 million) senior notes due 2022, net of discount	707,653	—
5.0% senior notes due 2026, net of discount	746,529	—
Long-term debt(1)	$3,201,277	$1,746,787

(1)

Excludes debt acquired in the HomeAway acquisition included within accrued expenses and other current liabilities as of December 31, 2015. For further information, see Note 3 — Acquisitions and Other Investments.

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at December 31, 2015 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at December 31, 2015 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $500 million in registered senior unsecured notes outstanding at December 31, 2015 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2015. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

In June 2015, we issued Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.

In December 2015, we privately placed $750 million of senior unsecured notes that are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2016. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest. We also entered into a registrations rights agreement under which we agreed to use commercially reasonable best efforts intend to file a registration statement to permit the exchange of the 5.0% Notes for registered notes having the same financial terms and covenants as the privately placed notes within 365 days of the issuance of the 5.0% Notes. If we fail to satisfy certain of its obligations under the registration rights agreement, we will be required to pay additional interest of 0.25% per annum to the holders of the 5.0% Notes until such registrations right default is cured.

The 7.456%, 5.95%, 4.5%, 2.5% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see Note 22 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $52 million and $39 million as of December 31, 2015 and 2014. The 5.95%, 4.5%, 2.5% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

The approximate fair value of 7.456% Notes was $555 million and $581 million as of December 31, 2015 and 2014. The approximate fair value of 5.95% Notes was $827 million and $840 million as of December 31, 2015 and 2014. The approximate fair value of 4.5% Notes was $487 million and $504 million as of December 31, 2015 and 2014. The approximate fair value of 2.5% Notes was Euro 644 million ($705 million) as of December 31, 2015. The approximate fair value of 5.0% Notes was $750 million as of December 31, 2015.These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

As of December 31, 2015, Expedia, Inc. maintained a $1 billion unsecured revolving credit facility with a group of lenders that had a September 2019 maturity date, which was unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes. As of December 31, 2015 and 2014, we had no revolving credit facility borrowings outstanding. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of December 31, 2015 and 2014, there was $29 million and $15 million of outstanding stand-by LOCs issued under the facility. The facility contained various restrictive covenants, including a maximum permissible leverage ratio and a minimum permissible interest coverage ratio, and interest payable under the facility was based on the Company’s credit ratings. As of December 31, 2015, the maximum permissible leverage ratio and the minimum interest coverage were both 3.25 to 1.00, the applicable interest rate on drawn amounts was LIBOR plus 150 basis points and the commitment fee on undrawn amounts was 20 basis points.

In February 2016, we entered into an amendment to the revolving credit facility that, among other things, increased the aggregate commitments under the facility to $1.5 billion, extended the maturity date to February 2021, reduced the currently applicable interest rate on drawn amounts by 12.5 basis points to LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts by 2.5 basis points to 17.5 basis points, increased the maximum permissible leverage ratio to 3.75 to 1.00 and reduced the minimum permissible interest coverage ratio to 3.00 to 1.00.

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of December 31, 2015, we had Euro 20 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet. Another of our international subsidiaries maintains a $5.6 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of December 31, 2015, we had approximately $5 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2014, we had no borrowings outstanding under either of these international credit facilities.

NOTE 9 — Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $41 million, $36 million and $28 million for the years ended December 31, 2015, 2014 and 2013.

NOTE 10 — Stock-Based Awards and Other Equity Instruments

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2015, we had approximately 10 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

The following table presents a summary of our stock option activity:

		Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2013	15,236	$25.24
Granted	4,016	65.29
Exercised	(2,730)	18.10
Cancelled	(1,095)	37.87
Balance as of December 31, 2013	15,427	36.03
Granted	4,113	78.70
Exercised	(3,804)	25.66
Cancelled	(1,301)	53.69
Balance as of December 31, 2014	14,435	49.33
Granted	7,572	94.13
Exercised	(4,201)	34.57
Cancelled	(751)	74.06
Balance as of December 31, 2015	17,055	71.77	4.9	$896,377
Exercisable as of December 31, 2015	4,880	42.32	3.2	400,120
Vested and expected to vest after December 31, 2015	15,980	70.70	4.9	856,574

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2015, based on our closing stock price of $124.30 as of the last trading date in 2015. The total intrinsic value of stock options exercised was $314 million, $208 million and $117 million for the years ended December 31, 2015, 2014 and 2013. Included within options granted for 2015 are 2.7 million options awarded to our Chief Executive Officer with his entry into a new five-year employment agreement, of which 1.1 million options are subject to a stock price performance goal.

During the three years ended December 31, 2015, 2014 and 2013, we awarded stock options as our primary form of stock-based compensation. The fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 were estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, assuming the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.19%	1.13%	0.71%
Expected volatility	41.48%	42.97%	44.81%
Expected life (in years)	4.06	4.04	4.07
Dividend yield	0.78%	0.76%	0.80%
Weighted-average estimated fair value of options granted during the year	$30.56	$25.80	$21.96

The following table presents a summary of RSU activity:

		Weighted Average
		Grant-Date Fair
	RSUs	Value
	(In thousands)
Balance as of January 1, 2013	1,218	29.57
Granted	216	63.04
Vested	(480)	23.29
Cancelled	(522)	86.10
Balance as of December 31, 2013	432	50.64
Granted	108	80.94
Vested	(159)	45.90
Cancelled	(44)	55.52
Balance as of December 31, 2014	337	61.97
Granted	1,643	123.42
Vested	(493)	103.73
Cancelled	(91)	67.11
Balance as of December 31, 2015	1,396	119.20

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. Our RSUs generally vest over three or four-years, but may accelerate in certain circumstances, including certain changes in control. During 2015, in connection with the acquisitions disclosed in Note 3 – Acquisition and Other Investments, we replaced certain unvested employee RSUs of the acquiree with Expedia awards the amount of which is included within granted in the above table.

The total market value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $60 million, $12 million and $29 million.

In 2015, 2014 and 2013, we recognized total stock-based compensation expense of $178 million, $85 million and $130 million. The total income tax benefit related to stock-based compensation expense was $45 million, $20 million and $17 million for 2015, 2014 and 2013.

Cash received from stock-based award exercises for the years ended December 31, 2015 and 2014 was $89 million and $101 million. Our employees that held IAC vested stock options prior to the IAC/InterActiveCorp (“IAC”) spin-off in August 2005 received vested stock options in both Expedia and IAC. In addition, our employees that held vested Expedia options prior to the TripAdvisor, Inc. (“TripAdvisor”) spin-off on December 20, 2011 received vested stock options in both Expedia and TripAdvisor. As these IAC and TripAdvisor stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2015 and 2014 associated with the exercise of IAC, TripAdvisor and Expedia stock-based awards held by our employees were $130 million and $69 million.

During 2015, our Chairman and Senior Executive exercised options to purchase 1.9 million shares. 0.5 million shares were withheld and concurrently cancelled by the Company to cover the weighted average exercise price of $30.38 per share and 0.8 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 0.6 million shares.

As of December 31, 2015, there was approximately $345 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

During 2013, we implemented our 2013 Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2015, 2014 and 2013, approximately 95,000, 102,000, and 69,000 shares were purchased under this plan for an average price of $93.30, $68.70 and $46.31 per share. As of December 31, 2015, we have reserved approximately 1.2 million shares of our common stock for issuance under the ESPP.

NOTE 11 — Income Taxes

The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
U.S.	$24,397	$176,820	$26,888
Foreign	901,565	287,821	273,805
Total	$925,962	$464,641	$300,693

Provision for Income Taxes

The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current income tax expense:
Federal	$154,050	$120,541	$38,209
State	1,440	6,645	(402)
Foreign	69,359	43,536	47,300
Current income tax expense	224,849	170,722	85,107
Deferred income tax (benefit) expense:
Federal	$(6,865)	$(47,390)	$12,371
State	2,156	(2,419)	445
Foreign	(16,926)	(29,222)	(13,588)
Deferred income tax (benefit) expense:	(21,635)	(79,031)	(772)
Income tax expense	$203,214	$91,691	$84,335

We reduced our current income tax payable by $130 million, $69 million and $52 million for the years ended December 31, 2015, 2014 and 2013 for tax deductions attributable to stock-based compensation.

Deferred Income Taxes

As of December 31, 2015 and 2014, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$95,499	$85,778
Loyalty rewards reserve	132,980	84,373
Occupancy tax reserve	16,358	22,813
Net operating loss and tax credit carryforwards	202,220	49,091
Stock-based compensation	56,729	39,344
Fair value of debt adjustment	24,770	—
Other	28,766	21,637
Total deferred tax assets	557,322	303,036
Less valuation allowance	(122,850)	(50,748)
Net deferred tax assets	$434,472	$252,288
Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(41,006)	$(61,737)
Intangible assets	(758,976)	(387,124)
Property and equipment	(87,308)	(70,497)
Other	(5,565)	(6,566)
Total deferred tax liabilities	$(892,855)	$(525,924)
Net deferred tax liability	$(458,383)	$(273,636)

As of December 31, 2015, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $186 million, $167 million and $541 million. The federal, state, and foreign NOL carryforwards increased from the amount recorded as of December 31, 2014 due primarily to the historic NOL carryforwards of Orbitz and HomeAway. If not utilized, the federal and state NOLs will expire at various times between 2019 and 2035. Foreign NOLs of $487 million may be carried forward indefinitely, and foreign NOLs of $54 million will expire at various times between 2017 and 2022.

As of December 31, 2015, we had a valuation allowance of approximately $123 million related to certain NOL carryforwards for which it is more likely than not the tax benefit will not be realized. The valuation allowance increased by $72 million from the amount recorded as of December 31, 2014 due to valuation allowances recorded for historic state and foreign NOLs of Orbitz and HomeAway for which realization is not certain. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have not provided deferred income taxes on taxable temporary differences related to investments in certain foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States. The total amount of such undistributed earnings was $1.5 billion as of December 31, 2015, which approximates the related taxable temporary difference. In the event we distribute such earnings in the form of dividends or otherwise, we may be subject to income taxes. Further, a sale of these subsidiaries may cause these temporary differences to become taxable. Due to complexities in tax laws, uncertainties related to the timing and source of any potential distribution of such earnings, and other important factors such as the amount of associated foreign tax credits, it is not practicable to estimate the amount of unrecognized deferred taxes on these taxable temporary differences.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A reconciliation of amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax expense at the federal statutory rate of 35%	$324,087	$162,624	$105,243
Foreign tax rate differential	(162,784)	(81,371)	(87,729)
Unrecognized tax benefits and related interest	33,362	(1,625)	12,096
Change in valuation allowance	27,320	13,914	19,167
Pay-to-play penalties	(11,222)	1,322	14,404
Acquisition related costs	12,545	56	—
trivago acquisition stock-based compensation	—	—	19,825
Other, net	(20,094)	(3,229)	1,329
Income tax expense	$203,214	$91,691	$84,335

Our effective tax rate in 2015, 2014 and 2013 was lower than the 35% federal statutory income tax rate due to earnings in foreign jurisdictions, primarily Switzerland, where the statutory income tax rate is lower.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2015	2014	2013
	(In thousands)
Balance, beginning of year	$110,561	$109,712	$102,305
Increases to tax positions related to the current year	33,880	28,416	21,899
Increases to tax positions related to prior years	26,219	4,469	5,064
Decreases to tax positions related to prior years	—	—	(3,732)
Reductions due to lapsed statute of limitations	(2,525)	(23,709)	(4,134)
Settlements during current year	(100)	—	(8,957)
Interest and penalties	3,142	(8,327)	(2,733)
Balance, end of year	$171,177	$110,561	$109,712

As of December 31, 2015, we had $171 million of gross unrecognized tax benefits, $138 million of which, if recognized, would affect the effective tax rate. As of December 31, 2014, we had $111 million of gross unrecognized tax benefits, $86 million of which, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015 and 2014, total gross interest and penalties accrued was $10 million and $6 million, respectively. In connection with our unrecognized tax benefits, we recognized interest (benefit) expense in 2015, 2014 and 2013 of $3 million, $(8) million and $(3) million.

The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The IRS is currently examining Expedia’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2010, as well as HomeAway’s pre-acquisition U.S. federal income tax returns for the periods ending December 31, 2011 through December 31, 2012. As of December 31, 2015, for the Expedia, Inc. and subsidiaries, statute of limitations for tax years 2009 through 2014 remain open to examination in the federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, statutes of limitations for tax years 2001 through 2014 remain open to examination in the federal and most state jurisdictions due net operating loss carryforwards.

NOTE 12 — Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the companies. A reconciliation of redeemable noncontrolling interest for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year ended December 31,
	2015	2014	2013
Balance, beginning of the period	$560,073	$364,871	$13,473
Acquisition of redeemable noncontrolling interest	6,829	—	343,984
Purchase of subsidiary shares at fair value	—	—	(14,923)
Net loss attributable to noncontrolling interests	(15,417)	(9,690)	(7,130)
Fair value adjustments	188,579	259,984	26,614
Currency translation adjustments and other	(81,586)	(55,092)	2,853
Balance, end of period	$658,478	$560,073	$364,871

For information on redeemable noncontrolling interest acquired during 2013, see Note 3 — Acquisitions and Other Investments.

The fair value of the redeemable noncontrolling interest was determined based on a blended analysis of the present value of future discounted cash flows and market value approach (“Level 3” on the fair value hierarchy). Our significant estimates in the discounted cash flow model include our weighted average cost of capital as well as long-term growth and profitability of the business. Our significant estimates in the market value approach include identifying similar companies with comparable business factors and assessing comparable revenue and operating multiples in estimating the fair value of the business.

NOTE 13 — Stockholders’ Equity

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.0001 per share, and 400 million shares of Class B common stock with par value of $0.0001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors, and generally vote together on all matters. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia, Inc. after the rights of the holders of the preferred stock, if any, have been satisfied.

Preferred Stock

As of December 31, 2015 and 2014, we have no preferred stock outstanding.

Share Repurchases

During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years and during 2015 authorized a repurchase of up to 10 million shares of our common stock for a total of 70 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2015	2014	2013
Number of shares repurchased	0.5 million	7.0 million	9.3 million
Average price per share	$85.27	$76.26	$55.59
Total cost of repurchases (in millions)(1)	$45	$537	$515

(1) Amount excludes transaction costs.

As of December 31, 2015, 11.2 million shares remain authorized for repurchase under the 2012 and 2015 authorizations with no fixed termination date for the repurchases.

Dividends on our Common Stock

In 2015, 2014 and 2013, the Executive Committee, acting on behalf of the Board of Directors, declared and paid the following dividends:

		Dividend		Total Amount
	Declaration Date	Per Share	Record Date	(in thousands)	Payment Date
Year ended December 31, 2015:
	February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
	April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
	July 29, 2015	0.24	August 27, 2015	31,182	September 17, 2015
	October 29, 2015	0.24	November 19, 2015	31,354	December 10, 2015
Year ended December 31, 2014:
	February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
	April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
	July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014
	October 27, 2014	0.18	November 20, 2014	22,920	December 11, 2014
Year ended December 31, 2013:
	February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
	April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
	July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013
	October 28, 2013	0.15	November 21, 2013	19,680	December 12, 2013

In addition, in February 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on March 30, 2016 to the stockholders of record as of the close of business on March 10, 2016. Future declarations of dividends are subject to final determination by our Board of Directors.

Accumulated Other Comprehensive Income (Loss)

The balance for each class of accumulated other comprehensive loss as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(In thousands)
Foreign currency translation adjustments, net of tax(1)	$(284,767)	$(138,715)
Net unrealized gain (loss) on available for sale securities, net of tax	(127)	(59)
Accumulated other comprehensive loss	$(284,894)	$(138,774)

(1)

Foreign currency translation adjustments, net of tax, includes foreign currency transaction losses at December 31, 2015 of $1 million ($2 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 2 – Significant Accounting Policies for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Non-redeemable Noncontrolling Interests

As of December 31, 2015, our ownership interest in AirAsia-Expedia was approximately 75%. As of December 31, 2014, our ownership interest in eLong was approximately 64%. Amounts paid in excess of the respective noncontrolling interest were recorded to additional paid-in capital. The following table shows the effects of the changes in noncontrolling interest on our equity for the respective periods, in thousands:

	2015	2014	2013
Net income attributable to Expedia, Inc.	$764,465	$398,097	$232,850
Transfers (to) from the noncontrolling interest due to:
Net increase (decrease) in Expedia, Inc.’s paid-in capital for newly issued eLong shares and other equity activity	(4,198)	24,090	6,928
Net transfers from noncontrolling interest	(4,198)	24,090	6,928
Change from net income attributable to Expedia, Inc. and transfers from noncontrolling interest	$760,267	$422,187	$239,778

NOTE 14 — Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2015, 2014 and 2013 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.

Diluted Earnings Per Share

For the years ended December 31, 2015, 2014 and 2013, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$764,465	$398,097	$232,850
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$5.87	$3.09	$1.73
Diluted	5.70	2.99	1.67
Weighted average number of shares outstanding:
Basic	130,159	128,912	134,912
Dilutive effect of:
Options to purchase common stock	3,685	4,149	4,495
Other dilutive securities	174	107	186
Diluted	134,018	133,168	139,593

Outstanding stock awards that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive were approximately two million for 2015 and approximately four million for both 2014 and 2013.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 15 — Restructuring and Related Reorganization Charges

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to acquisition integrations including Orbitz and the Wotif Group, we recognized $105 million in restructuring and related reorganization charges during 2015 as well as $26 million during the fourth quarter ended December 31, 2014. The 2015 charges were primarily related to employee severance and benefits related to the Orbitz integration and represent estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, as well as stock-compensation charges for acceleration of replacement awards pursuant to certain of these agreements. We expect to incur approximately $30 million to $40 million in 2016 related to these integrations.

The following table summarizes the restructuring and related reorganization activity for 2014 and 2015:

	Employee
	Severance
	and	Stock-based
	Benefits	Compensation	Other	Total
	(In thousands)
Accrued liability as of January 1, 2014	$—	$—	$—	$—
Charges	10,783	—	14,847	25,630
Payments	(572)	—	(540)	(1,112)
Non-cash items	(94)	—	(649)	(743)
Accrued liability as of December 31, 2014	10,117	—	13,658	23,775
Charges	66,255	32,749	5,867	104,871
Payments	(29,388)	—	(18,408)	(47,796)
Non-cash items	(1,095)	(32,749)	6	(33,838)
Accrued liability as of December 31, 2015	$45,889	$—	$1,123	$47,012

The majority of the other activity in the above table relates to Australian stamp duty tax that was paid to certain Australian jurisdictions related to business restructuring events.

NOTE 16 — Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Foreign exchange rate gains (losses), net	$24,787	$6,069	$(473)
Noncontrolling investment basis adjustment	77,400	2,783	—
Equity gains (losses) in unconsolidated affiliates	(13)	2,743	2,909
Other	10,912	6,083	(5,224)
Total	$113,086	$17,678	$(2,788)

NOTE 17 — Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2015:

		By Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Purchase obligations	$244,848	$157,071	$82,043	$5,734	$—
Guarantees	192,155	179,348	12,807	—	—
Letters of credit	55,062	51,209	3,285	503	65
	$492,065	$387,628	$98,135	$6,237	$65

Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

We have guarantees which consist primarily of bonds relating to tax assessments that we are contesting as well as bonds required by certain foreign countries’ aviation authorities for the potential non-delivery, by us, of packaged travel sold in those countries. The authorities also require that a portion of the total amount of packaged travel sold be bonded. Our guarantees also include certain surety bonds related to various company performance obligations.

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2015, 2014 and 2013.

In addition, our redeemable noncontrolling interest in trivago contains certain put/call rights whereby we may acquire and the minority shareholders may sell to us the minority shares of the company. See Note 3 —Acquisitions and Other Investments for further information.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2026. For the years ended December 31, 2015, 2014 and 2013, we recorded rental expense of $109 million, $96 million and $84 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2015, in thousands:

Year ending December 31,
2016	$111,645
2017	101,878
2018	92,621
2019	65,842
2020	45,236
2021 and thereafter	109,075
$526,297

Legal Proceedings

In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, excise tax, sales tax, transient occupancy or accommodation tax and similar matters. In addition, we assumed liability for ongoing lawsuits involving Orbitz Worldwide, Inc. and its subsidiaries in connection with our acquisition of Orbitz on September 17, 2015, and for ongoing lawsuits involving HomeAway, Inc. and its subsidiaries in connection with our acquisition of HomeAway on December 15, 2015. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results; however, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

Litigation Relating to Occupancy Taxes. Ninety-four lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Twenty-three lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty five dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $43 million and $62 million as of December 31, 2015 and 2014. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

Pay-to-Play. Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest.

Hawaii (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. The case proceeded directly to the Hawaii Supreme Court for review and was not considered by the Hawaii Court of Appeals. On March 17, 2015, the Hawaii Supreme Court issued a decision on the pending appeal. The court affirmed in part and reversed in part the Hawaii tax court’s decision. Specifically, the court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel for the room. The Department of Taxation dismissed without prejudice its common law claims for the recovery of general excise taxes.

As a pre-condition to appealing the tax court rulings, the Expedia companies and Orbitz were required to “pay-to-play.” The total amount that the Expedia companies paid in 2013 to appeal the tax court ruling was $171 million, comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. In light of the Hawaii Supreme Court decision, the State agreed to refund the Expedia companies $132 million, which was subsequently paid to Expedia in September 2015. As a result, we recognized a gain in legal reserves, occupancy tax and other during 2015 related to this matter. Also in September 2015, Orbitz received a similar refund of $22 million from the State of Hawaii. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services was $44 million.

In addition, the Department of Taxation has issued final assessments for general excise taxes against the Expedia companies, including Orbitz, for (i) non-commissioned hotel reservations for the tax year 2012 totaling $26 million, which includes $6 million for Orbitz, (ii) non-commissioned travel agency services relating to rental cars for the tax years 2000 through 2012 totaling $39 million, which includes $10 million for Orbitz and a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated, and (iii) non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013 totaling $34 million, which includes $5 million for Orbitz. Similar assessments also have been issued against other online travel companies. These assessments are currently under review in tax court.

The Department of Taxation has issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions, and hotel and car rental revenue for “merchant model” transactions for 2014. These assessments total $12 million, including tax, interest and penalties.

San Francisco. During 2009, we were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against certain Expedia companies. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest these assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

Other Jurisdictions. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the United Kingdom regarding the application of value added tax (“VAT”) to our European Union related transactions as discussed below, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and our estimates of additional assessments mentioned above.

During 2015, we recorded a $24 million benefit, net of contingency fees, in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters.

Matters Relating to International VAT. We are in various stages of inquiry or audit in multiple European Union jurisdictions, including in the United Kingdom, regarding the application of VAT to our European Union related transactions. While we believe we comply with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes. In certain jurisdictions, including the United Kingdom, we may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While we believe that we will be successful based on the merits of our positions with regard to the United Kingdom and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleged that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The parties proposed to address the OFT’s concerns by offering commitments, and on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments were intended to be binding on the parties through January 31, 2016. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal. This judgment required the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision and subsequently announced that it is considering next steps in the investigation in light of the CAT judgment and market developments, including developments relating to the investigations of other European competition authorities described below. On September 16, 2015, the CMA announced that it has closed its investigation without a finding of infringement on grounds of administrative priority and also that it is not opening a distinct new case into parity provisions in contracts between hotels and online travel companies, including Expedia.

In addition, the Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF has appealed the decision. A number of competition authorities, such as those in Australia, Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, New Zealand, Poland, Sweden and Switzerland, have also inquired or initiated investigations into the travel industry and, in particular, in relation to parity provisions in contracts between hotels and online travel companies, including Expedia.

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against it. The German Federal Cartel Office (“FCO”) also has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com to remove certain clauses from its contracts with German hotels. Booking.com announced that it will appeal this decision. In addition, with effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, Expedia considers that this waiver is a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. It is not certain what the outcome will be of the competition authorities’ assessment of Expedia’s announcement. Since Expedia’s waivers were implemented, the competition authorities in Denmark, United Kingdom, Greece, Norway, Sweden, Poland and Ireland have announced either the closure of their investigation against Expedia or a decision not to open an investigation against Expedia, in each case having had regard to the changes implemented by Expedia. On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia, Booking.com and Hotel Reservation Service to be prohibited under Swiss law. The decision explicitly notes that Expedia’s current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia and did not find an abuse of a dominant market position by Expedia.

On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron (“Article 133”) that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both European Union and French legal principles. Therefore Expedia has initiated a complaint with the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133.

NOTE 18 — Related Party Transactions

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation (“Liberty”), controlled approximately 54% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2015. Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock.

In addition to serving as our Chairman and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC. Mr. Kaufman, a member of our Board of Directors and Vice Chairman, currently serves as a member of the Board of Directors and Vice Chairman at IAC. Our certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC, which could have the effect of increasing the risk of conflicts of interest between the companies.

IAC/InterActiveCorp. In connection with and following the IAC spin-off in August 2005, we entered into various commercial agreements with IAC, a related party due to common ownership. On August 20, 2008, IAC completed its plan to separate into five publicly traded companies. With this separation, our related party transactions with the newly constituted IAC have been immaterial and we expect this trend to continue on a go-forward basis.

In addition, in conjunction with the IAC spin-off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. In February 2013, Expedia and IAC completed the purchase of an additional aircraft in which each company has a 50% ownership interest. We paid $25 million (50% of the total purchase price and refurbishment costs) for our interest. In August 2013, the airplane was placed in service and is being depreciated over 10 years. We share equally in fixed and nonrecurring costs for both planes; direct operating costs are pro-rated based on actual usage. As of December 31, 2015 and 2014, the net basis in our ownership interest in both planes was $34 million and $36 million recorded in long-term investments and other assets. In 2015, 2014 and 2013, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes were nominal.

Liberty Interactive Corporation. Based on information filed with the Securities and Exchange Commission, Liberty USA Holdings, LLC, a wholly owned subsidiary of Liberty, holds 10.8 million shares of Expedia, Inc. common stock and 12.8 million shares of Expedia, Inc. Class B common stock, which shares are subject to the irrevocable proxy described above. In addition, pursuant to an Amended and Restated Governance Agreement among Expedia, Liberty Interactive and Mr. Diller dated December 20, 2011 (the “ Governance Agreement ”), Liberty Interactive has the right to nominate up to a number of directors equal to 20% of the total number of the directors on the Board (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) for election to the Board and has certain other rights regarding committee participation, so long as certain stock ownership requirements applicable to Liberty are satisfied.

During 2015, 2014 and 2013, we issued 264,841 shares, 264,608 shares and 467,672 shares of common stock from treasury stock to Liberty at a price per share of $85.24, $77.11 and $54.04 and an aggregate value of approximately

$23 million, $20 million and $25 million pursuant to and in accordance with the preemptive rights as detailed by the Governance Agreement with Liberty.

NOTE 19 — Segment Information

Beginning in the first quarter of 2015, we had four reportable segments: Core OTA, trivago, Egencia and eLong through its disposal on May 22, 2015. The change from two reportable segments, Leisure and Egencia, resulted in our previously disclosed Leisure reportable segment being disaggregated into three segments as a result of the Company’s focus on providing additional information to reflect the unique market opportunities and competitive dynamics inherent in our eLong and trivago businesses. The acquisition of HomeAway on December 15, 2015 resulted in the creation of an additional segment. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz.com, Expedia Affiliate Network, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment, which also includes Orbitz for Business, provides managed travel services to corporate customers worldwide. Our HomeAway segment operates an online marketplace for the vacation rental industry. Our eLong segment specialized in mobile and online travel services in China through its disposal on May 22, 2015.

We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is adjusted EBITDA. Adjusted EBITDA for our Core OTA and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Core OTA segment includes the total costs of our global supply organizations as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations. Our allocation methodology is periodically evaluated and may change.

Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our trivago segment to our Core OTA segment. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below.

Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below. Included with eLong’s standalone financial statements for 2015 (through its disposal on May 22, 2015), 2014 and 2013 was approximately $20 million, $17 million and $11 million of stock-based compensation and intangible amortization.

The following tables present our segment information for 2015, 2014 and 2013. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2015
						Corporate &
	Core OTA	trivago	Egencia	HomeAway(1)	eLong(2)	Eliminations	Total
	(In thousands)
Third-party revenue	$5,877,213	$333,024	$400,115	$20,222	$41,743	$—	$6,672,317
Intersegment revenue	—	214,632	—	—	—	(214,632)	—
Revenue	$5,877,213	$547,656	$400,115	$20,222	$41,743	$(214,632)	$6,672,317
Adjusted EBITDA	$1,600,042	$2,856	$68,116	$4,011	$(62,167)	$(509,747)	$1,103,111
Depreciation	(189,318)	(2,113)	(24,394)	(742)	(3,263)	(116,850)	(336,680)
Amortization of intangible assets	—	—	—	—	—	(163,665)	(163,665)
Stock-based compensation	—	—	—	—	—	(178,068)	(178,068)
Legal reserves, occupancy tax and other	—	—	—	—	—	104,587	104,587
Restructuring and related reorganization charges	—	—	—	—	—	(72,122)	(72,122)
Realized (gain) loss on revenue hedges	(43,597)	—	—	—	—	—	(43,597)
Operating income (loss)	$1,367,127	$743	$43,722	$3,269	$(65,430)	$(935,865)	413,566
Other income, net							512,396
Income before income taxes							925,962
Provision for income taxes							(203,214)
Net income							722,748
Net loss attributable to noncontrolling interests							41,717
Net income attributable to Expedia, Inc.							$764,465

(1)	Includes results since our acquisition of HomeAway on December 15, 2015.
(2)	Includes results through our disposal of eLong on May 22, 2015.

	Year ended December 31, 2014
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$4,905,150	$280,555	$399,704	$178,076	$—	$5,763,485
Intersegment revenue	—	132,964	—	—	(132,964)	—
Revenue	$4,905,150	$413,519	$399,704	$178,076	$(132,964)	$5,763,485
Adjusted EBITDA	$1,387,386	$3,917	$60,933	$(26,660)	$(400,788)	$1,024,788
Depreciation	(139,509)	(1,360)	(20,032)	(6,710)	(98,206)	(265,817)
Amortization of intangible assets	—	—	—	—	(79,615)	(79,615)
Stock-based compensation	—	—	—	—	(85,011)	(85,011)
Legal reserves, occupancy tax and other	—	—	—	—	(41,539)	(41,539)
Restructuring and related reorganization charges	—	—	—	—	(25,630)	(25,630)
Realized (gain) loss on revenue hedges	(9,412)	—	—	—	—	(9,412)
Operating income (loss)	$1,238,465	$2,557	$40,901	$(33,370)	$(730,789)	517,764
Other expense, net						(53,123)
Income before income taxes						464,641
Provision for income taxes						(91,691)
Net income						372,950
Net loss attributable to noncontrolling interests						25,147
Net income attributable to Expedia, Inc.						$398,097

	Year ended December 31, 2013
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$4,069,284	$173,039	$364,923	$164,013	$—	$4,771,259
Intersegment revenue	—	42,755	—	—	(42,755)	—
Revenue	$4,069,284	$215,794	$364,923	$164,013	$(42,755)	$4,771,259
Adjusted EBITDA	$1,171,863	$18,450	$59,801	$(11,991)	$(359,400)	$878,723
Depreciation	(108,459)	(570)	(15,797)	(5,442)	(81,476)	(211,744)
Amortization of intangible assets	—	—	—	—	(71,731)	(71,731)
Stock-based compensation	—	—	—	—	(130,173)	(130,173)
Acquisition-related and other	—	—	—	—	(9,829)	(9,829)
Legal reserves, occupancy tax and other	—	—	—	—	(77,919)	(77,919)
Realized (gain) loss on revenue hedges	(11,267)	—	—	—	—	(11,267)
Operating income (loss)	$1,052,137	$17,880	$44,004	$(17,433)	$(730,528)	366,060
Other expense, net						(65,367)
Income before income taxes						300,693
Provision for income taxes						(84,335)
Net income						216,358
Net loss attributable to noncontrolling interests						16,492
Net income attributable to Expedia, Inc.						$232,850

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue
United States	$3,703,302	$3,046,520	$2,510,162
All other countries	2,969,015	2,716,965	2,261,097
	$6,672,317	$5,763,485	$4,771,259

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	(In thousands)
Property and equipment, net
United States	$944,208	$446,044
All other countries	120,051	107,082
	$1,064,259	$553,126

NOTE 20 — Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts (1)	Deductions	Balance at End of Period
	(In thousands)
2015
Allowance for doubtful accounts	$13,760	$11,513	$10,309	$(8,547)	$27,035
Other reserves	25,258				29,959
2014
Allowance for doubtful accounts	$11,555	$11,176	$440	$(9,411)	$13,760
Other reserves	15,891				25,258
2013
Allowance for doubtful accounts	$10,771	$6,706	$3,410	$(9,332)	$11,555
Other reserves	11,195				15,891

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions and net translation adjustments.

NOTE 21 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Year ended December 31, 2015
Revenue	$1,698,567	$1,937,753	$1,662,600	$1,373,397
Operating income (loss)(1)	29,477	344,998	90,092	(51,001)
Net income (loss) attributable to Expedia, Inc.	(12,538)	283,216	449,644	44,143
Basic earnings (loss) per share(2)	$(0.09)	$2.18	$3.49	$0.35
Diluted earnings (loss) per share(2)	(0.09)	2.12	3.38	0.34
Year ended December 31, 2014
Revenue	$1,355,978	$1,712,504	$1,494,632	$1,200,371
Operating income (loss)(1)	94,706	296,836	129,220	(2,998)
Net income (loss) attributable to Expedia, Inc.	65,969	257,059	89,373	(14,304)
Basic earnings (loss) per share(2)	0.52	$2.01	$0.69	$(0.11)
Diluted earnings (loss) per share(2)	0.50	1.94	0.67	(0.11)

(1)	During the fourth quarters of 2015 and 2014, we recognized $23 million and $26 million related to restructuring and related reorganization charges.
(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

NOTE 22 — Guarantor and Non-Guarantor Supplemental Financial Information

Condensed consolidating financial information of Expedia, Inc. (the “Parent”), our subsidiaries that are guarantors of our debt facility and instruments (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors of our debt facility and instruments (the “Non-Guarantor Subsidiaries”) is shown below. The debt facility and instruments are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The guarantees are full, unconditional, joint and several with the exception of certain customary automatic subsidiary release provisions. In this financial information, the Parent and Guarantor Subsidiaries account for investments in their wholly-owned subsidiaries using the equity method.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries (1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$5,194,549	$1,682,677	$(204,909)	$6,672,317
Costs and expenses:
Cost of revenue	—	1,009,785	308,463	(8,689)	1,309,559
Selling and marketing	—	2,347,919	1,230,059	(196,892)	3,381,086
Technology and content	—	584,560	245,495	189	830,244
General and administrative	—	373,162	200,268	483	573,913
Amortization of intangible assets	—	58,524	105,141	—	163,665
Legal reserves, occupancy tax and other	—	(104,587)	—	—	(104,587)
Restructuring and related reorganization charges	—	76,422	28,449	—	104,871
Intercompany (income) expense, net	—	742,010	(742,010)	—	—
Operating income	—	106,754	306,812	—	413,566
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	839,779	870,108	—	(1,709,887)	—
Gain on sale of business	—	—	508,810	—	508,810
Other, net	(119,451)	64,576	58,461	—	3,586
Total other income, net	720,328	934,684	567,271	(1,709,887)	512,396
Income before income taxes	720,328	1,041,438	874,083	(1,709,887)	925,962
Provision for income taxes	44,137	(194,251)	(53,100)	—	(203,214)
Net income	764,465	847,187	820,983	(1,709,887)	722,748
Net loss attributable to noncontrolling interests	—	—	41,717	—	41,717
Net income attributable to Expedia, Inc.	$764,465	$847,187	$862,700	$(1,709,887)	$764,465
Comprehensive income attributable to Expedia, Inc.	$763,202	$822,898	$742,132	$(1,709,887)	$618,345

(1)	Includes results through our disposal of eLong on May 22, 2015.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$4,500,723	$1,389,979	$(127,217)	$5,763,485
Costs and expenses:
Cost of revenue	—	898,647	274,788	5,646	1,179,081
Selling and marketing	—	1,913,719	1,027,798	(133,188)	2,808,329
Technology and content	—	472,762	213,159	233	686,154
General and administrative	—	243,793	181,228	352	425,373
Amortization of intangible assets	—	1,848	77,767	—	79,615
Legal reserves, occupancy tax and other	—	41,539	—	—	41,539
Restructuring and related reorganization charges	—	5,020	20,610	—	25,630
Intercompany (income) expense, net	—	666,675	(666,415)	(260)	—
Operating income	—	256,720	261,044	—	517,764
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	455,831	282,769	—	(738,600)	—
Other, net	(91,569)	34,223	4,223	—	(53,123)
Total other income (expense), net	364,262	316,992	4,223	(738,600)	(53,123)
Income before income taxes	364,262	573,712	265,267	(738,600)	464,641
Provision for income taxes	33,835	(110,929)	(14,597)	—	(91,691)
Net income	398,097	462,783	250,670	(738,600)	372,950
Net loss attributable to noncontrolling interests	—	—	25,147	—	25,147
Net income attributable to Expedia, Inc.	$398,097	$462,783	$275,817	$(738,600)	$398,097
Comprehensive income attributable to Expedia, Inc.	$398,097	$463,075	$118,554	$(738,600)	$241,126

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,849,746	$970,087	$(48,574)	$4,771,259
Costs and expenses:
Cost of revenue	—	797,801	235,753	4,480	1,038,034
Selling and marketing	—	1,492,370	756,767	(52,992)	2,196,145
Technology and content	—	399,763	178,052	5	577,820
General and administrative	—	216,551	160,594	(67)	377,078
Amortization of intangible assets	—	3,042	68,689	—	71,731
Acquistion-related and other)	—	—	66,472	—	66,472
Legal reserves, occupancy tax and other	—	77,919	—	—	77,919
Intercompany (income) expense, net	—	731,867	(731,867)	—	—
Operating income	—	130,433	235,627	—	366,060
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	285,456	234,869	—	(520,325)	—
Other, net	(83,006)	7,394	10,245	—	(65,367)
Total other income (expense), net	202,450	242,263	10,245	(520,325)	(65,367)
Income before income taxes	202,450	372,696	245,872	(520,325)	300,693
Provision for income taxes	30,400	(81,170)	(33,565)	—	(84,335)
Net income	232,850	291,526	212,307	(520,325)	216,358
Net loss attributable to noncontrolling interests	—	—	16,492	—	16,492
Net income attributable to Expedia, Inc.	$232,850	$291,526	$228,799	$(520,325)	$232,850
Comprehensive income attributable to Expedia, Inc.	$232,850	$290,857	$247,643	$(520,325)	$251,025

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$233,340	$2,261,450	$1,201,064	$(717,093)	$2,978,761
Investment in subsidiaries	8,420,890	3,106,719	—	(11,527,609)	—
Intangible assets, net	—	1,974,968	818,986	—	2,793,954
Goodwill	—	5,859,457	2,133,484	—	7,992,941
Other assets, net	15,670	1,381,837	354,482	(13,833)	1,738,156
TOTAL ASSETS	$8,669,900	$14,584,431	$4,508,016	$(12,258,535)	$15,503,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$538,856	$5,511,639	$592,615	$(717,093)	$5,926,017
Long-term debt	3,201,277	—	—	—	3,201,277
Other liabilities	—	620,685	181,421	(13,833)	788,273
Redeemable noncontrolling interests	—	—	658,478	—	658,478
Stockholders’ equity	4,929,767	8,452,107	3,075,502	(11,527,609)	4,929,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,669,900	$14,584,431	$4,508,016	$(12,258,535)	$15,503,812

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$189,203	$3,938,831	$1,064,981	$(2,268,526)	$2,924,489
Investment in subsidiaries	4,689,302	1,338,089	—	(6,027,391)	—
Intangible assets, net	—	637,986	652,101	—	1,290,087
Goodwill	—	2,436,533	1,519,368	—	3,955,901
Other assets, net	7,082	583,782	259,197	—	850,061
TOTAL ASSETS	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,245,071	$3,707,638	$1,502,432	$(2,268,526)	$4,186,615
Long-term debt	1,746,787	—	—	—	1,746,787
Other liabilities	—	516,365	116,969	—	633,334
Redeemable noncontrolling interests	—	—	560,073	—	560,073
Stockholders’ equity	1,893,729	4,711,218	1,316,173	(6,027,391)	1,893,729
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$624,327	$743,718	$1,368,045
Investing activities:
Capital expenditures, including internal-use software and website development	—	(709,679)	(77,362)	(787,041)
Purchases of investments	—	(473,538)	(47,791)	(521,329)
Sales and maturities of investments	—	327,191	83,732	410,923
Acquisitions, net of cash acquired	(126,779)	(1,873,079)	(63,791)	(2,063,649)
Transfers (to) from related parties	126,779	(303,846)	177,067	—
Proceeds from sale of business, net of cash divested and disposal costs	—	—	523,882	523,882
Other, net	—	54,226	11,728	65,954
Net cash provided by (used in) investing activities	—	(2,978,725)	607,465	(2,371,260)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	1,441,860	—	—	1,441,860
Purchases of treasury stock	(60,546)	—	—	(60,546)
Proceeds from issuance of treasury stock	22,575	—	—	22,575
Payment of dividends to stockholders	(108,527)	—	—	(108,527)
Proceeds from exercise of equity awards and employee stock purchase plan	96,526	—	1,190	97,716
Withholding taxes for stock option exercises	(85,033)	—	—	(85,033)
Transfers (to) from related parties	(1,396,210)	2,350,385	(954,175)	—
Other, net	89,355	(11,998)	18,797	96,154
Net cash provided by (used in) financing activities	—	2,338,387	(934,188)	1,404,199
Effect of exchange rate changes on cash and cash equivalents	—	(86,269)	(41,116)	(127,385)
Net increase (decrease) in cash and cash equivalents	—	(102,280)	375,879	273,599
Cash and cash equivalents at beginning of year	—	943,976	458,724	1,402,700
Cash and cash equivalents at end of year	$—	$841,696	$834,603	$1,676,299

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,027,571	$339,388	$1,366,959
Investing activities:
Capital expenditures, including internal-use software and website development	—	(281,696)	(46,691)	(328,387)
Purchases of investments	—	(913,205)	(281,005)	(1,194,210)
Sales and maturities of investments	—	861,744	300,813	1,162,557
Acquisitions, net of cash acquired	—	—	(560,668)	(560,668)
Other, net	—	(2,805)	(744)	(3,549)
Net cash used in investing activities from continuing operations	—	(335,962)	(588,295)	(924,257)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	492,894	—	—	492,894
Purchases of treasury stock	(537,861)	—	—	(537,861)
Proceeds from issuance of treasury stock	20,404			20,404
Payment of dividends to stockholders	(84,697)	—	—	(84,697)
Proceeds from exercise of equity awards and employee stock purchase plan	104,598	—	3,523	108,121
Transfers (to) from related parties	(53,494)	(287,394)	340,888	—
Other, net	58,156	(2,124)	(6,744)	49,288
Net cash provided by (used in) financing activities from continuing operations	—	(289,518)	337,667	48,149
Effect of exchange rate changes on cash and cash equivalents	—	(64,798)	(44,386)	(109,184)
Net increase in cash and cash equivalents	—	337,293	44,374	381,667
Cash and cash equivalents at beginning of year	—	606,683	414,350	1,021,033
Cash and cash equivalents at end of year	$—	$943,976	$458,724	$1,402,700

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$305,174	$458,026	$763,200
Investing activities:
Capital expenditures, including internal-use software and website development	—	(243,428)	(65,153)	(308,581)
Purchases of investments	—	(932,011)	(284,580)	(1,216,591)
Sales and maturities of investments	—	1,193,948	308,628	1,502,576
Acquisitions, net of cash acquired	—	—	(541,247)	(541,247)
Other, net	—	40,850	(2,520)	38,330
Net cash provided by (used in) investing activities from continuing operations	—	59,359	(584,872)	(525,513)
Financing activities:
Purchases of treasury stock	(522,900)	—	—	(522,900)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Payment of dividends to stockholders	(75,760)	—	—	(75,760)
Proceeds from exercise of equity awards and employee stock purchase plan	52,134	—	4,702	56,836
Transfers (to) from related parties	482,975	(754,948)	271,973	—
Other, net	38,278	7,565	(21,808)	24,035
Net cash provided by (used in) financing activities from continuing operations	—	(747,383)	254,867	(492,516)
Net cash provided by (used in) continuing operations	—	(382,850)	128,021	(254,829)
Net cash provided by discontinued operations	—	13,637	—	13,637
Effect of exchange rate changes on cash and cash equivalents	—	(31,260)	324	(30,936)
Net increase (decrease) in cash and cash equivalents	—	(400,473)	128,345	(272,128)
Cash and cash equivalents at beginning of year	—	1,007,156	286,005	1,293,161
Cash and cash equivalents at end of year	$—	$606,683	$414,350	$1,021,033

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY EXPEDIA HOLDINGS, INC.

Date: March 1, 2017	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: March 1, 2017	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	March 1, 2017
John C. Malone

/s/ Christopher W. Shean	Director, President and Chief Executive Officer	March 1, 2017
Christopher W. Shean

/s/Wade Haufschild	Chief Financial Officer	March 1, 2017
Wade Haufschild	(Principal Financial Officer and Principal Accounting Officer)

/s/Stephen M. Brett	Director	March 1, 2017
Stephen M. Brett

/s/Gregg L. Engles	Director	March 1, 2017
Gregg L. Engles

/s/Robert Hammond	Director	March 1, 2017
Robert Hammond

/s/Scott W. Schoelzel	Director	March 1, 2017
Scott W. Schoelzel

/s/Alexander Von Furstenburg	Director	March 1, 2017
Alexander Von Furstenburg

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of October 26, 2016, between Liberty Interactive Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on November 4, 2016 (File No. 333-210377)).

3 - Articles of Incorporation and Bylaws:

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2016 (File No. 001-37938) (the “Form 8-K”)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1

Specimen Certificate for shares of Series A Common Stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 filed on September 23, 2016 (File No. 333-210377) (the “Form S-4”)).

4.2	Specimen Certificate for shares of Series B Common Stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form S-4).

4.3

Margin Loan Agreement, dated as of November 1, 2016, among LEXE Marginco, LLC, as Borrower, the Registrant, as Guarantor, various lenders and Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., as Calculation Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K).

4.4	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1

Tax Sharing Agreement, dated as of November 4, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on November 7, 2016 (File No. 001-33982)).

10.2	Services Agreement, dated as of November 4, 2016, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K).

10.3

Facilities Sharing Agreement, dated as of November 4, 2016, by and between the Registrant, Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K).

10.4	Aircraft Time Sharing Agreements, dated as of November 4, 2016, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the Form 8-K).

10.5

Aircraft Time Sharing Agreement, dated as of November 4, 2016, by and among the Registrant, Liberty Citation, Inc. and Liberty Denver Arena, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K).

10.6	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors.*

10.7

Amended and Restated Governance Agreement, by and among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Current Report on Form 8-K (File No. 000-51447), filed on December 27, 2011).

10.8

Assignment and Assumption of Governance Agreement, dated November 4, 2016, by and among the Registrant, LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation, Barry Diller and Expedia, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K).

10.9

Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.11 to Expedia Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 9, 2012 (File No. 000-51447)).

10.10

Assignment and Assumption of Stockholders Agreement, dated November 4, 2016, by and among the Registrant, LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation and Barry Diller (incorporated by reference to Exhibit 10.7 to the Form 8-K).

10.11	Amendment No. 1 to Stockholders Agreement, dated November 4, 2016, by and between the Registrant and Barry Diller (incorporated by reference to Exhibit 10.8 to the Form 8-K).

10.12

Amended and Restated Transaction Agreement, dated as of September 22, 2016, by and among Liberty Interactive Corporation, the Registrant, Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.13 to the Form S-4).

10.13	Assignment Agreement, dated November 4, 2016, by and between Barry Diller and the Registrant (incorporated by reference to Exhibit 10.10 to the Form 8-K).

10.14	Proxy and Voting Agreement, dated November 4, 2016, by and among Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.11 to the Form 8-K).

10.15

Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006 (File No. 000-51447)).

10.16

First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Expedia, Inc.’s Registration Statement on Form S-4, filed on January 25, 2007(File No. 333-140195)).

10.17

Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on August 10, 2010 (File No. 000-51447)).

10.18

Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on August 18, 2014 (File No. 000-51447)).

10.19

First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Expedia, Inc.’s Current Report on Form 8-K filed on August 18, 2014 (File No. 000-51447)).

10.20

Fourth Supplemental Indenture, dated as of June 3, 2015 to the Indenture dated August 18, 2014, Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Expedia, Inc.’s Current Report on Form 8-K filed on June 3, 2015 (File No. 000-51447)).

10.21

Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on December 8, 2015 (File No. 001-37429)).

10.22

First Supplemental Indenture, dated as of December 15, 2015 to the Indenture dated March 31, 2014, among HomeAway, Inc., Expedia, Inc., and U.S. Bank National Association, as Trustee, relating to the 0.125% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on December 15, 2015 (File No. 001-37429)).

10.23

Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Current Report on Form 8-K filed on September 11, 2014 (File No. 000-51447)).

10.24

First Amendment, dated as of February 4, 2016, to the Amended and Restated Credit Agreement, dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Current Report on Form 8-K filed on February 8, 2016 (File No. 001-37429)).

10.25

Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007 (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 3, 2007 (File No. 000-51447)).

10.26

Liberty Expedia Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on November 17, 2016 (File No. 333-214679) (the “Form S-8”)).

10.27	Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Form S-8).
10.28	Form of Non-Qualified Stock Option Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan [for non-employee directors].*

10.29	Form of Restricted Stock Unit Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan [for non-employee directors].*
10.30	Restricted Stock Unit Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan for Christopher W. Shean.*
21	Subsidiaries of Liberty Expedia Holdings, Inc.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP for the year ended December 31, 2016.*

23.3	Consent of Ernst & Young LLP for the year ended December 31, 2015.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*      Filed herewith.

**    Furnished herewith.