Form 10-Q
period 2017-03-31
Liberty Expedia Holdings, Inc.
filed 2017-05-03
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of April 17, 2017 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,316,667	2,847,876

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,564	1,851
Accounts receivable, net	1,582	1,345
Short-term marketable securities	851	72
Prepaid expenses	228	201
Other current assets	179	66
Total current assets	5,404	3,535
Property and equipment, at cost	960	898
Accumulated depreciation	(109)	(54)
	851	844
Intangible assets not subject to amortization:
Goodwill	16,701	16,617
Tradename	6,139	6,123
	22,840	22,740
Intangible assets subject to amortization, net	6,014	6,363
Other assets, net	511	500
Total assets	$35,620	33,982

Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,424	1,509
Accounts payable, other	699	589
Accrued liabilities	1,058	1,114
Deferred merchant bookings	4,425	2,590
Deferred revenue	358	248
Other current liabilities	72	43
Total current liabilities	8,036	6,093
Long-term debt and capital lease obligations, net (note 6)	3,772	3,788
Deferred income tax liabilities	3,386	3,477
Other long term liabilities	338	332
Total liabilities	15,532	13,690
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,316,600 and 54,114,882 at March 31, 2017 and December 31, 2016, respectively	1	1
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,847,876 and 2,847,971 at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	414	423
Accumulated other comprehensive earnings (loss), net of taxes	(18)	(32)
Retained earnings	2,313	2,371
Total stockholders' equity	2,710	2,763
Noncontrolling interests in equity of subsidiaries	17,378	17,529
Total equity	20,088	20,292
Commitments and contingencies (note 8)
Total liabilities and equity	$35,620	33,982

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions,
	except per share amounts
Service revenue	$2,139	—
Product revenue	91	116
Total revenue, net	2,230	116
Cost of service revenue	400	—
Cost of goods sold (exclusive of depreciation shown separately below)	65	88
Gross profit	1,765	28
Operating costs and expenses:
Operating expense, including stock-based compensation (note 7)	6	9
Selling and marketing, including stock-based compensation (note 7)	1,276	7
Technology and content, including stock-based compensation (note 7)	228	—
General and administrative, including stock-based compensation (note 7)	172	4
Depreciation and amortization	529	5
Legal reserves, occupancy tax and other	21	—
Restructuring and related reorganization charges	2	—
	2,234	25
Operating income (loss)	(469)	3
Other income (expense):
Interest expense	(29)	—
Share of earnings (losses) of Expedia, Inc. (note 3)	—	(24)
Other, net	(13)	(4)
	(42)	(28)
Earnings (loss) before income taxes	(511)	(25)
Income tax (expense) benefit	154	11
Net earnings (loss)	(357)	(14)
Less net earnings (loss) attributable to the noncontrolling interests	(299)	—
Net earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(58)	(14)
Basic net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 2)	$(1.02)	(0.25)
Diluted net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 2)	$(1.02)	(0.25)

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Net earnings (loss)	$(357)	(14)
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	95	—
Other comprehensive earnings (loss)	95	—
Comprehensive earnings (loss)	(262)	(14)
Less comprehensive earnings (loss) attributable to the noncontrolling interest	(218)	—
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(44)	(14)

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(357)	(14)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	529	5
Stock-based compensation	77	(1)
Cash payments for stock-based compensation	—	(2)
Share of (earnings) losses of Expedia	—	24
Cash receipts from returns on investment in Expedia	—	6
Realized (gain) loss on foreign currency forwards	7	—
Deferred income tax expense (benefit)	(93)	(12)
Other noncash charges (credits), net	(17)	4
Changes in operating assets and liabilities
Current and other assets	(279)	2
Payables and other liabilities	1,810	4
Net cash provided (used) by operating activities	1,677	16
Cash flows from investing activities:
Capital expended for property and equipment	(170)	(4)
Purchases of short-term marketable securities	(780)	—
Sales of short-term marketable securities	7	—
Net settlement of foreign currency forward contracts	(7)	—
Other, net	(2)	—
Net cash provided (used) by investing activities	(952)	(4)
Cash flows from financing activities:
Borrowings of debt	92	108
Repayments of debt	(97)	(116)
Shares issued by subsidiary	58	—
Shares repurchased by subsidiary	(45)	—
Dividends paid by subsidiary	(36)	—
Proceeds from exercise of equity awards and employee stock purchase plan	4	—
Taxes paid in lieu of shares issued for stock-based compensation	(5)	—
Contribution from (distribution to) parent, net	—	(6)
Other financing activities, net	(14)	—
Net cash provided (used) by financing activities	(43)	(14)
Effect of foreign exchange rate changes on cash and cash equivalents	31	—
Net increase (decrease) in cash and cash equivalents	713	(2)
Cash and cash equivalents at beginning of period	1,851	2
Cash and cash equivalents at end of period	$2,564	—

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2017

					Accumulated
				Additional	other
	Preferred	Common stock		paid-in	comprehensive	Retained	Noncontrolling
	stock	Series A	Series B	capital	earnings (loss)	earnings	interests	Total equity
	amounts in millions
Balance at January 1, 2017	$—	1	—	423	(32)	2,371	17,529	20,292
Net earnings (loss)	—	—	—	—	—	(58)	(299)	(357)
Other comprehensive earnings (loss)	—	—	—	—	14	—	81	95
Stock-based compensation	—	—	—	12	—	—	66	78
Proceeds from exercise of Liberty Expedia Holdings, Inc. equity instruments	—	—	—	4	—	—	—	4
Proceeds from exercise of Expedia equity instruments and employee stock purchase plan	—	—	—	(25)	—	—	83	58
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Shares repurchased by subsidiary	—	—	—	4	—	—	(49)	(45)
Dividends paid by subsidiary	—	—	—	—	—	—	(36)	(36)
Change in ownership of noncontrolling interest	—	—	—	—	—	—	3	3
Other	—	—	—	1	—	—	—	1
Balance at March 31, 2017	$—	1	—	414	(18)	2,313	17,378	20,088

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Liberty Interactive's former ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's former wholly-owned subsidiary Bodybuilding.com, LLC. Bodybuilding.com, LLC became a wholly owned subsidiary of Liberty Interactive in October 2015 when Liberty Interactive purchased the remaining ownership interest in Bodybuilding.com, LLC. In 2016, Bodybuilding.com, LLC underwent a corporate restructuring, which resulted in Bodybuilding.com, LLC becoming a wholly-owned subsidiary of Vitalize, LLC (“Vitalize”). Subsequent to the restructuring, Vitalize is a wholly-owned subsidiary of the Company.

The Expedia Holdings Split-Off was accomplished by the redemption by Liberty Interactive on a per share basis of (i) 0.4 of each outstanding share of Liberty Interactive’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) for 0.4 of a share of Expedia Holdings’ Series A common stock, and (ii) 0.4 of each outstanding share of Liberty Interactive’s Series B Liberty Ventures common stock as of the Redemption Date for 0.4 of a share of Expedia Holdings’ Series B common stock, with cash paid in lieu of any fractional shares of Liberty Interactive’s Series A and Series B Liberty Ventures common stock and Expedia Holdings’ Series A and Series B common stock. Following the Expedia Holdings Split-Off, Expedia Holdings and Liberty Interactive operate as separate, publicly traded companies. The Expedia Holdings Split-Off was intended to be tax-free to Liberty Interactive and stockholders of Liberty Ventures. In February 2017, the Internal Revenue Service (the “IRS”) completed its review of the Expedia Holdings Split-Off and informed Liberty Interactive that it agreed with the nontaxable characterization of the transactions. Liberty Interactive received an Issue Resolution Agreement from the IRS documenting this conclusion.

The accompanying condensed consolidated financial statements represent the consolidation of the historical financial information of Vitalize and Expedia, an equity method affiliate until the date of the Expedia Holdings Split-Off. Although the combination of Vitalize and Expedia was reported as a combined company until the date of the Expedia Holdings Split-Off, these financial statements present all periods as consolidated by the Company. These financial statements refer to the consolidation of the aforementioned subsidiaries as "Expedia Holdings," "the Company," "us," "we" and "our" in the notes to the condensed consolidated financial statements. The Expedia Holdings Split-Off is accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Ventures common stock. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia Holdings did not control the decision making process or business management practices of Expedia prior to the Expedia Holdings Split-Off. Accordingly, the Company historically relied on management of this affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company used in the application of the equity method. In addition, prior to the consolidation of Expedia, Expedia Holdings relied on audit reports that are provided by the affiliate's independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Expedia Holding's consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement of non-financial instruments, (ii) revenue recognition, (iii) loyalty program accruals, (iv) valuation of other long-term liabilities, (v) measurement of stock-based compensation and (vi) income taxes to be its most significant estimates.

Split-Off of Expedia Holdings from Liberty Interactive

Following the Expedia Holdings Split-Off, Liberty Interactive and Expedia Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Expedia Holdings Split-Off, Expedia Holdings entered into certain agreements with Liberty Interactive and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between these companies after the Expedia Holdings Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement between Liberty Interactive and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Liberty Interactive with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between Liberty Interactive and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings will share office space with Liberty Interactive and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $1 million was reimbursable to Liberty Media for the three months ended March 31, 2017.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia’s variable cost of revenue and direct sales and marketing costs, which are typically realized in closer alignment to booking volumes, and the more stable nature of Expedia’s fixed costs. Furthermore, operating profits for Expedia’s primary advertising business, trivago N.V. (“trivago”), are experienced in the second half of the year as selling and marketing costs offset revenue in the first half of the year as Expedia

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

aggressively markets during the busy booking period for spring, summer and winter holiday travel. Additionally, trivago has historically earned a substantial portion of its operating profits in the fourth quarter. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia’s international operations, advertising business or a change in its product mix, including the assimilation and growth of HomeAway, Inc. (“HomeAway”), may influence the typical trend of the seasonality in the future. Expedia expects that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings its seasonal trends will generally trend similar to Expedia’s other traditional leisure businesses over time.

Recent Accounting Policies

In May 2014, FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected a transition method and is currently working with our subsidiaries to evaluate the quantitative effect that the updated standard will have on the Company’s consolidated financial statements and related disclosures. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In October 2016, the FASB issued new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory in earnings when the transfer occurs. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

In January 2017, the FASB issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. Upon adoption, the standard will impact how the Company assesses acquisitions (or disposals) of assets or businesses.

In January 2017, the FASB issued new guidance simplifying subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess goodwill for impairment. We are currently considering our timing of adoption.

(2) Earnings (Loss) Attributable to Expedia Holdings Shareholders per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

The Company issued 56,946,673 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016. The number of shares issued upon completion of the Expedia Holdings Split-Off was used to determine both basic and diluted earnings (loss) per share for the three months ended March 31, 2016, as no Company equity awards were outstanding prior to the Expedia Holdings Split-Off.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three months ended
	March 31,
	2017	2016
	number of shares in millions
Basic WASO	57	NA
Potentially dilutive shares	—	NA
Diluted WASO	57	NA

Excluded from diluted EPS for the three months ended March 31, 2017 are less than a million potential common shares because their inclusion would be anti-dilutive.

(3) Investment in Expedia

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio as well as destination services and activities. Expedia Holdings began consolidating Expedia as of November 4, 2016, the completion date of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. As of March 31, 2017, Expedia Holdings beneficially owned approximately 15.6% of the outstanding Expedia common stock which represents a 52.2% voting interest in Expedia.

In conjunction with application of acquisition accounting, we recorded a full step up in basis of Expedia which resulted in an approximate $2.0 billion gain during the fourth quarter of 2016. The gain on the transaction was excluded from taxable income. Additionally, the deferred income tax liability that had historically resulted from the difference between the book basis and tax basis of the Company’s ownership in Expedia shares was reversed as a result of the transaction. As control of Expedia was achieved without the exchange of consideration, in order to apply acquisition accounting, we used the sum of the fair value (including an applicable control premium) of our ownership interest previously held (approximately $3.0 billion) and the fair value of the initial noncontrolling interest ($16.3 billion), as determined based on the trading price  of Expedia (Level 1) at the time control was obtained and the fair value of Expedia’s fully vested options (Level 2) on November 4, 2016. Following the Expedia Holdings Split-Off, Expedia is a consolidated subsidiary with an approximate 84% noncontrolling interest as of March 31, 2017.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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
$19,286

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Acquired Expedia nonamortizable intangible assets consist of trademarks and tradenames. Expedia amortizable intangible assets were comprised of customer relationships of $4,233 million with a weighted average life of approximately 9 years, developed technology of $1,480 million with a weighted average life of approximately 5 years, supplier relationships of $980 million with a weighted average life of approximately 4 years and other intangible assets of $81 million with useful lives of 1 to 6 years. None of the acquired goodwill is expected to be deductible for tax purposes. As of March 31, 2017, the valuation related to the acquisition of a controlling interest in Expedia is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities and tax balances.

Included in the Company’s net earnings (loss) for the three months ended March 31, 2017 are acquisition accounting-related adjustments of $271 million, primarily related to amortization on the fair value step-up of amortizable intangible assets acquired.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The unaudited pro forma revenue and net earnings of Expedia Holdings for the three months ended March 31, 2016, prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, and utilizing 57 million common shares for the calculation of basic and diluted EPS, which is the aggregate number of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016, are as follows:

Three months ended
March 31, 2016
amounts in millions
Revenue	$1,919
Net earnings (loss)	$(468)
Net earnings (loss) attributable to Expedia Holdings shareholders	$(72)
Basic net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.26)
Diluted net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.26)

The pro forma results include adjustments primarily related to amortization of acquired intangible assets, amortization of the premiums related to the step-up to fair value of Expedia’s debt, the amortization of the step-up to fair value of Expedia’s deferred revenue and incremental stock-based compensation for the step-up to fair value of Expedia’s outstanding options and restricted stock units (“RSUs”) on the date of acquisition. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the transaction had happened previously and the Company consolidated Expedia during the period presented.

Dividends declared by Expedia

In February 2017, Expedia declared a quarterly cash dividend of $0.28 per share of outstanding common stock to the stockholders of record as of the close of business on March 9, 2017. The dividend was paid in cash on March 30, 2017 in the amount of $42 million, of which Liberty received $6 million.  In addition, in April 2017, Expedia declared a quarterly cash dividend of $0.28 per share of outstanding common stock payable on June 15, 2017 to stockholders of record as of the close of business on May 25, 2017.

Expedia share repurchases

In February 2015, Expedia’s Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of its common stock. There is no fixed termination date for the repurchases. As of March 31, 2017, 6.9 million shares remain authorized for repurchase under the 2015 authorization. Subsequent to March 31, 2017, Expedia repurchased an additional 0.1 million shares for a total cost of $14 million, excluding transaction costs.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2017			December 31, 2016
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$516	197	319	464	164	300
Foreign currency forward contracts	$(2)	—	(2)	(4)	—	(4)
Time deposits	$812	—	812	25	—	25
Available for sale securities	$57	—	57	64	—	64

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of March 31, 2017, cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input. Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of its loyalty programs and its other foreign currency-denominated operating liabilities. Foreign currency forward contracts are typically short-term and are included in the Other current liabilities line item as of March 31, 2017 and December 31, 2016 in the Company’s condensed consolidated balance sheets. As of March 31, 2017, Expedia was party to outstanding forward contracts hedging its liability exposures with a total net notional value of $1.9 billion. Net losses from foreign currency forward contracts were $4 million for the three months ended March 31, 2017. Net losses from foreign currency forward contracts are included in the Other, net line in the Company’s condensed consolidated statement of operations.

Expedia holds time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within Short-term marketable securities. Additionally, Expedia has approximately $6 million time deposits classified as restricted cash for certain traveler deposits which are included in Other current assets.

Corporate debt securities are investment grade, all of which are classified as available for sale. As of March 31, 2017, Expedia had approximately $46 million of short-term available for sale securities, classified in Other current assets and approximately $12 million of long-term available for sale investments, classified in Other assets.  As of December 31, 2016, Expedia had approximately $48 million of short-term available for sale securities, classified in Other current assets and approximately $16 million of long-term available for sale investments, classified in Other assets.  As of March 31, 2017 and December 31, 2016, the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Corporate and other	Total
Balance as of January 1, 2017	$16,560	57	16,617
Foreign exchange translation	74	—	74
Other	10	—	10
Balance as of March 31, 2017	$16,644	57	16,701

Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $466 million and $3 million for the three months ended March 31, 2017 and 2016, respectively. Based on its amortizable intangible assets as of March 31, 2017, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2017	$1,560
2018	1,452
2019	1,044
2020	600
2021	473
Total	$5,129

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Long-Term Debt and Capital Lease Obligations

Outstanding debt and capital leases at March 31, 2017 and December 31, 2016 are summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2017	2017	2016
	amounts in millions
Expedia Holdings margin loan	$350	$350	350
Expedia 7.456% senior notes due 2018	500	537	544
Expedia 5.95% senior notes due 2020	750	832	837
Expedia 2.5% (€650 million) senior notes due 2022	694	737	727
Expedia 4.5% senior notes due 2024	500	522	523
Expedia 5.0% senior notes due 2026	750	786	787
Vitalize secured notes	12	12	13
Vitalize revolving line of credit due 2020	8	8	11
Capital lease obligations	2	2	3
Total debt and capital lease obligations	$3,566	3,786	3,795
Less portion classified as current (1)		(14)	(7)
Total long-term debt and capital lease obligations		$3,772	3,788

(1)	Included in the Other current liabilities line in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

$400 Million Margin Loan due 2018

On November 1, 2016, LEXE Marginco, LLC (“SplitSPV”), a wholly-owned subsidiary of Expedia Holdings, entered into a margin loan agreement with an availability of $400 million with various lender parties. Approximately 10.8 million shares of EXPE held by the Company with a value of $1.4 billion were pledged by SplitSPV as collateral to the loan as of March 31, 2017. This margin loan has a term of two years and bears interest at a rate of LIBOR plus 1.60% and contains an undrawn commitment fee of 0.75% per annum. Interest on the term loan is payable on the last business day of each calendar quarter, beginning on December 31, 2016. As of March 31, 2017, the interest rate on this margin loan was 2.60%. The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. On November 2, 2016, Expedia Holdings drew $350 million under the margin loan, and on November 4, 2016, Expedia Holdings distributed approximately $299 million of the proceeds to Liberty Interactive as a dividend.

Expedia Outstanding Debt

Expedia 7.456% senior notes due 2018

Expedia has $500 million in registered senior unsecured notes outstanding at March 31, 2017 that are due in August 2018 and bear interest at 7.456% (the “Expedia 7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the Expedia 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part. The premium associated with the Expedia 7.456% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at March 31, 2017 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered senior unsecured notes outstanding at March 31, 2017 that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”). The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year. Expedia may redeem the Expedia 2.5% Notes at its option, at whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at March 31, 2017 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.0% senior notes due 2026

Expedia has $750 million in registered senior unsecured notes outstanding at March 31, 2017 that are due in February 2026 and bear interest at 5.0% (the "Expedia 5.0% Notes"). The Expedia 5.0% Notes were issued at 99.535% of par. Interest is payable semi-annually in arrears in February and August of each year. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Expedia Credit Facility

As of March 31, 2017, Expedia maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in February 2021. As of March 31, 2017, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 1.375% and the commitment fee on undrawn amounts at 0.175% as of March 31, 2017. The facility contains covenants including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of March 31, 2017, there were $19 million of outstanding stand-by LOCs issued under the facility.

In addition, one of Expedia’s international subsidiaries maintains a €50 million uncommitted credit facility, which is guaranteed by Expedia and may be terminated at any time by the lender. As of March 31, 2017, there were no borrowings outstanding under this facility.

Vitalize Secured Notes

As of March 31, 2017, Vitalize has various outstanding secured notes. Principal and interest payments on the secured notes are payable monthly based on the date of issuance. The secured notes are comprised of both fixed and variable rate notes with an interest rate of 4.14% on the fixed rate note and an interest rate of LIBOR plus 2.50% on one of the variable rate notes and an interest rate of LIBOR plus 2.50%, with a rate option balance that accrues interest at the CB Floating Rate on the other the variable rate note  (3.50% on the two variable rate notes at March 31, 2017). The maturity dates on the secured notes range from 2019 to 2022. The land and building purchased by Vitalize in March 2012 for its corporate headquarters are secured as collateral under the terms of the master term loan agreement for a portion of the outstanding secured notes. As of March 31, 2017, the total outstanding balance of the secured notes is $12 million.

Vitalize Revolving Line of Credit

As of March 31, 2017, Vitalize had a revolving line of credit (the "Revolver") which is secured by Vitalize's inventory and accounts receivable. The maximum amount allowed under the Revolver is $50 million. Vitalize periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. The Revolver matures on January 20, 2020. The outstanding balance accrues interest at LIBOR plus 1.50%, with a rate option balance that accrues interest at the CB Floating Rate less 1.25%. As of March 31, 2017, the outstanding balance on the Revolver is approximately $8 million subject to an interest rate of 2.50%.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

March 31,
2017
Expedia 7.456% senior notes due 2018	$536
Expedia 5.95% senior notes due 2020	$825
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$736
Expedia 4.5% senior notes due 2024	$526
Expedia 5.0% senior notes due 2026	$804

(1)	Approximately 689 million Euro as of March 31, 2017.

The Company estimates the fair value of its margin loan, secured notes and Revolver based on the current rate offered to the Company for debt of the same remaining maturities (level 3). The Company believes that the carrying value of its margin loan, Revolver and secured notes approximated fair value at March 31,  2017 and December 31, 2016.

Covenant Compliance

The Company, Expedia and Vitalize were each in compliance with its debt covenants which consist of both financial and non-financial covenants as of March 31, 2017.

(7) Stock-Based Compensation

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to Expedia for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Operating costs and expenses:
Operating expense	$5	—
Selling and marketing	18	—
Technology and content	22	—
General and administrative	32	(1)
	$77	(1)

Expedia Holdings Incentive Plan

The Company has granted to certain of its directors and employees RSUs and options to purchase shares of Expedia Holdings common stock (“Awards”). The Company measures the cost of employee services received in exchange for an equity classified Award based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company has calculated the GDFV for all of its equity classified Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. Since Expedia Holdings common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on the historical volatility of Liberty Ventures common stock and the implied volatility of publicly traded Liberty Ventures options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

There were no options to purchase shares of Series A or Series B common stock granted during the three months ended March 31, 2017.

Expedia Holdings – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Expedia Holdings common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average		Aggregate
			remaining		intrinsic
	Series A	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2017	1,317	$24.46
Granted	—	$—
Exercised	(210)	$18.44
Forfeited/Cancelled	(7)	$40.51
Outstanding at March 31, 2017	1,100	$25.51	3.3	years	$22
Exercisable at March 31, 2017	839	$20.74	2.5	years	$21

Weighted
			average		Aggregate
			remaining		intrinsic
	Series B	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2017	659	$38.48
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2017	659	$38.48	4.9	years	$2
Exercisable at March 31, 2017	123	$40.46	5.7	years	$—

As of March 31, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $49 thousand. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately one year.

As of March 31, 2017, the Company reserved 1.8 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia - Stock-based Compensation

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, Expedia may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to its directors, officers, employees and consultants. Expedia issues new shares to satisfy the exercise or release of stock-based awards.

Expedia’s annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. In 2017, Expedia introduced an equity choice program for annual awards that allows for the choice of stock options or RSUs, with certain limitations. During the three months ended March 31, 2017, Expedia granted approximately 3 million stock options and 1 million RSUs. The fair value of the stock options granted during the three months ended March 31, 2017 was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models.

As of March 31, 2017, Expedia had stock-based awards outstanding representing approximately 23 million shares of its common stock outstanding, consisting of options to purchase approximately 20 million shares of Expedia’s common stock with a weighted average exercise price of $90.01 and a weighted average remaining life of approximately 4.9 years and approximately 2 million RSUs.

The stock-based compensation recognized by Expedia Holdings related to Expedia stock options and restricted stock awards was $78 million for the three months ended March 31, 2017.

Vitalize Stock Appreciation Rights

There were no stock appreciation rights ("SARs") granted during the three months ended March 31, 2017 under Vitalize’s stock appreciation rights plan. As of March 31, 2017, the total unrecognized compensation cost related to 416 thousand unvested Vitalize SARs was approximately $2 million and will be recognized over a weighted average period of approximately 1.7 years. Accrued stock compensation was approximately $2 million at March 31, 2017.

Included in General and administrative expenses in the accompanying condensed consolidated statements of operations is a benefit from stock-based compensation of approximately $1 million for each of the three months ended March 31, 2017 and 2016, which relates to Vitalize. The benefit recognized during the three months ended March 31, 2017 and 2016 was primarily due to forfeitures and changes in the per unit valuation of outstanding stock appreciation rights.

(8) Commitments and Contingencies

Leases

The Company leases certain warehouse and office space, equipment, furniture and computer software under both capital and noncancelable operating leases that expire at various dates through 2026. The Company is responsible, under all leases, for related building maintenance and property taxes. Certain leases contain periodic rent escalation adjustments and renewal options. Total rental expense was $40 million and $1 million for the three months ended March 31, 2017 and 2016, respectively.

Litigation

The Company is subject to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Litigation Relating to Occupancy Taxes. Ninety-five lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eighteen lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-one of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty seven dismissals were based on a finding that Expedia and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $90 million as of March 31, 2017. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within Legal reserves, occupancy tax and other in the condensed consolidated statements of operations.

In addition, Expedia was audited by the state of Colorado. The state issued assessments for claimed tax, interest and penalty in the approximate amount of $23 million for the periods December 1, 1999 through December 31, 2005 and January 1, 2009 through December 31, 2011. Expedia does not agree with these assessments and has filed protests.

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

Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a final judgment. The Expedia companies intend to appeal, and will be expected to pay under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal.  The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.

San Francisco (Occupancy Tax). During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco and in May 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.  The California Court of Appeals has lifted the stay for this case and the appeal will proceed in light of the California Supreme Court’s decision in the San Diego litigation.

Other Jurisdictions. Expedia is also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the United Kingdom regarding the application of value added tax (“VAT”) to its European Union related transactions as discussed below, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and Expedia’s estimates of additional assessments mentioned above.

Matters Relating to International VAT.  Expedia is in various stages of inquiry or audit in multiple European Union jurisdictions, including in the United Kingdom, regarding the application of VAT to Expedia’s European Union related transactions. While Expedia believes it complies with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that it owes additional taxes. In certain jurisdictions, including the United Kingdom, it may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While Expedia believes that it will be successful based on the merits of its positions with regard to the United Kingdom and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that Expedia could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

Matters Relating to Competition Reviews and Legislation Relating to Parity Clauses. Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Expedia is or has been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia entities and accommodation providers, sometimes also referred to as "most favored nation" or “MFN” provisions, are anti-competitive.

In Europe, investigations or inquiries into contractual parity provisions between hotels and online travel companies, including Expedia, were initiated in 2012, 2013 and 2014 by NCAs in Austria, Belgium, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, Poland, Sweden and Switzerland.  While the ultimate outcome of some of these investigations or inquiries remains uncertain, and Expedia’s circumstances are distinguishable from other online travel companies subject to similar investigations and inquiries, Expedia notes in this context, that on April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

accepted formal commitments offered by Booking.com to resolve and close the investigations against Booking.com in France, Italy and Sweden by Booking.com removing and/or modifying certain rate, conditions and availability parity provisions in its contracts with accommodation providers in France, Italy and Sweden as of July 1, 2015, among other commitments. Booking.com voluntarily extended the geographic scope of these commitments to accommodation providers throughout Europe as of the same date.

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

The German Federal Cartel Office ("FCO") has required another online travel company, Hotel Reservation Service ("HRS"), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels. Booking.com has appealed the decision and the appeal was heard by the Higher Regional Court Düsseldorf on February 8, 2017.

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

Hotelverband Deutschland (“IHA”) e.V. (a German hotel association) brought proceedings before the Cologne regional court against Expedia, Expedia.com GmbH and Expedia Lodging Partner Services Sàrl. IHA applied for a ‘cease and desist’ order against these companies in relation to the enforcement of certain rate and availability parity clauses contained in contracts with hotels in Germany. On or around February 16, 2017, the court dismissed IHA’s action and declared the claimant liable for the Expedia defendants’ statutory costs.  IHA has appealed the decision.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the United Kingdom) and the European Commission was established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and Expedia) in relation to certain parity provisions in their contracts with hotels. The working group issued questionnaires to online travel agencies including Expedia, metasearch sites and hotels in 2016. On February 17, 2017, the heads of the European Union (“EU”) competition authorities and the European Commission announced that in light of the results of the monitoring exercise, the sector should be allowed more time to make full use of the measures that have already been taken by certain market participants, including Expedia. The underlying results of the ECN monitoring exercise were published on April 6, 2017.

Legislative bodies in certain countries have also adopted, or are proposing to adopt, new domestic anti-parity clause legislation.  On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron ("Article 133") that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both EU and French legal principles.  Therefore Expedia has submitted a complaint to the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133. Legislation banning certain parity provisions in contracts between online travel companies and Austrian accommodation providers became effective on December 31, 2016.  Expedia believes this legislation violates both EU and Austrian legal principles and therefore, Expedia has submitted a complaint to the European Commission relating to this legislation.

A legislative proposal to prohibit narrow price parity clauses in hotel-online travel agency agreements in Italy is still pending in the Italian Senate and a motion requesting the Swiss government to take action on narrow price parity is currently under discussion in the Swiss parliament. Expedia is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case.  It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.

Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association — Forum de Operadores Hoteleiros do Brasil — filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE. Expedia recently addressed the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe on September 1, 2016 in Australia and on October 28, 2016 in New Zealand. The Australian NCA, however, recently indicated that it is reopening its investigation.  Expedia is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

JYM litigation. Bodybuilding.com, a wholly-owned subsidiary of Vitalize, is engaged in litigation arising from a dispute with Jim Stoppani and his company PhD Fitness, LLC ("PhD Fitness") over the ownership of trademarks relating to JYM brand supplement products. Mr. Stoppani has demanded that Bodybuilding.com discontinue manufacturing and selling JYM products. Bodybuilding.com filed an action against Mr. Stoppani and PhD Fitness for declaratory relief in U.S. Federal Court seeking a judicial declaration that Bodybuilding.com is the owner of the JYM trademark, and asserting trademark infringement claims.

Bodybuilding.com subsequently amended its complaint on October 31, 2016 to add General Nutrition Center (“GNC”) as a defendant, due to Mr. Stoppani and PhD Fitness’s launch of a competing supplement line through GNC utilizing the JYM trademark. Mr. Stoppani and PhD Fitness filed counterclaims for false designation of origin, common law trademark infringement, breach of contract, tortious interference with contractual and prospective contractual relations, infringement of right of publicity, invasion of privacy, and false advertising. They seek a declaratory judgment that Mr. Stoppani and PhD Fitness own the JYM mark, actual damages in excess of $50 million (actual amount to be proven at trial), punitive damages of not less than $10 million, injunctive relief, and attorneys’ fees. Bodybuilding.com and Mr. Stoppani and PhD Fitness have each filed competing motions seeking a preliminary injunction for the use of the JYM trademark and corresponding trade dress on supplement products in commerce.

The parties have prepared a term sheet outlining a settlement whereby Bodybuilding.com quit claims any interest in the JYM mark to PhD in exchange for, among other things, the exclusive right to sell certain flavors of JYM products, manufacturing oversight for these exclusive flavors and promotional obligations by Mr. Stoppani. The parties have jointly asked the court to suspend any activity in the case to allow settlement discussions to proceed. Barring any unforeseen change in circumstances, the parties expect to reach a settlement by the end of May 2017.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9) Segment Information

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

For the three months ended March 31, 2017, Expedia Holdings has identified Expedia as its reportable segment. Expedia is a consolidated subsidiary of the Company that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment. Beginning on the date of the Expedia Holdings Split-Off, the Company only includes the results of Expedia, as consolidated, in the segment information reported below.

Beginning in 2017, Vitalize is no longer a reportable segment, as it no longer meets the reportable segment thresholds due to the overall size of the business in comparison to the consolidated results of Expedia Holdings. Accordingly, the results of Vitalize are included in the Corporate and other segment for all periods presented.

Expedia Holdings' operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company's Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2016.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

	Three months ended March 31,
	2017		2016
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$2,139	155	NA	NA
Corporate and other	91	5	116	7
	$2,230	160	116	7

Other Information

	March 31, 2017
	Total	Capital
	assets	expenditures
	amounts in millions
Expedia	$35,383	167
Corporate and other	237	3
	$35,620	170

The following table provides a reconciliation of segment Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$160	7
Legal reserves, occupancy tax and other	(21)	—
Restructuring and related reorganization charges	(2)	—
Stock-based compensation	(77)	1
Depreciation and amortization	(529)	(5)
Operating income (loss)	(469)	3
Interest expense	(29)	—
Share of earnings (loss) of Expedia	—	(24)
Other, net	(13)	(4)
Earnings (loss) before income taxes	$(511)	(25)

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our audited consolidated financial statements for the year ended December 31, 2016.

See note 1 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Explanatory Note

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Liberty Interactive's former ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's former wholly-owned subsidiary Bodybuilding.com, LLC. In 2016, Bodybuilding.com, LLC underwent a corporate restructuring, which resulted in Bodybuilding.com, LLC becoming a wholly-owned subsidiary of Vitalize, LLC (“Vitalize”).  Subsequent to the restructuring, Vitalize is a wholly-owned subsidiary of the Company.

The Expedia Holdings Split-Off was accomplished by the redemption by Liberty Interactive on a per share basis of,  (i) 0.4 of each outstanding share of Liberty Interactive’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) for 0.4 of a share of Expedia Holdings’ Series A common stock, and (ii) 0.4 of each outstanding share of Liberty Interactive’s Series B Liberty Ventures common stock as of the Redemption Date for 0.4 of a share of Expedia Holdings’ Series B common stock, with cash paid in lieu of any fractional shares of Liberty Interactive’s Series A and Series B Liberty Ventures common stock and Expedia Holdings’ Series A and Series B common stock. Following the Expedia Holdings Split-Off, Expedia Holdings and Liberty Interactive operate as separate, publicly traded companies. The Expedia Holdings Split-Off was intended to be tax-free to Liberty Interactive and stockholders of Liberty Ventures. In February 2017, the Internal Revenue Service (the “IRS”) completed its review of the Expedia Holdings Split-Off and informed Liberty Interactive that it agreed with the nontaxable characterization of the transactions. Liberty Interactive received an Issue Resolution Agreement from the IRS documenting this conclusion.

Overview

Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. We own an approximate 15.6% equity interest and 52.2% voting interest in Expedia as of March 31, 2017.

The financial information herein refers to the consolidation of Vitalize and Expedia as "Expedia Holdings," "the Company," "us," "we" and "our" here and in the notes to the condensed consolidated financial statements.

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

Results of Operations—Consolidated

Consolidated Operating Results

The amounts included in the table below represent the Company’s results for each of the three months ended March 31, 2017 and 2016, as well as a period over period comparison of revenue, operating income (loss) and Adjusted OIBDA for the three months ended March 31, 2017 and 2016, with 2016 amounts reported on a pro forma basis, prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisitions, as if the consolidation of Expedia was completed on January 1, 2016. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been as if the transaction had happened previously and the Company consolidated Expedia during the historical period presented.

			Pro forma
	Three months ended		Three months ended
	March 31,		March 31,
	2017	2016	2016
	amounts in millions
Revenue
Expedia	$2,139	—
Corporate and other	91	116
Consolidated Expedia Holdings	$2,230	116	1,919

Operating income (loss)
Expedia	(469)	—
Corporate and other	—	3
Consolidated Expedia Holdings	$(469)	3	(690)

Adjusted OIBDA
Expedia	155	—
Corporate and other	5	7
Consolidated Expedia Holdings	$160	7	74

Expedia Holdings began consolidating the results of Expedia beginning on November 4, 2016, in connection with the completion of the Expedia Holdings Split-Off. See “Results of Operations – Business” below for a more detailed discussion of Expedia’s stand alone results.

Revenue

Consolidated Expedia Holdings revenue increased $2.1 billion for the three months ended March 31, 2017, as compared to the corresponding period in the prior year.

The increase in revenue during 2017 was primarily due to a $2.1 billion increase in revenue from Expedia as a result of the consolidation of Expedia in connection with the Expedia Holdings Split-Off on November 4, 2016. See “Results of Operations – Business” below for a more detailed discussion of Expedia’s stand alone results.

The $2.1 billion increase in revenue due to the consolidation of Expedia was partially offset by a $25 million decrease in Vitalize revenue during the period. The decrease in Vitalize revenue during the current year was primarily driven by a 9% decrease in store visits and a 5% reduction in the average order value, due to decreased items per order, an increased mix of mobile sales and changes to promotional strategies. In addition, order volumes decreased from the prior year by approximately 17%, due in part to lower aforementioned store traffic, lower conversion rates and increased competitive pricing strategies. A shift in sales mix also impacted order volumes. Private label and exclusive offerings typically have higher margins, and although sales of these products comprised a smaller portion of total sales compared to the prior period, there were higher sales of product categories with generally higher product margins during the current period.

On a pro forma basis, total revenue increased by $311 million for the three months ended March 31, 2017 compared to the corresponding period in the prior year. The increase in revenue on a pro forma basis is primarily due to a $285 million increase in Expedia’s actual stand-alone revenue for the same period.

Operating Income (Loss)

Consolidated Expedia Holdings operating income (loss) declined $472 million for the three months ended March 31, 2017 as compared to the corresponding period in the prior year.

Expedia operating loss increased $469 million during the three months ended March 31, 2017 when compared to the same period in 2016, due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s operating loss for the three months ended March 31, 2017 includes $396 million of operating losses due to acquisition accounting adjustments. See “Results of Operations – Business” below for a more detailed discussion of Expedia’s stand alone results.

Corporate and other operating income decreased by $3 million during the three months ended March 31, 2017 when compared to the same period in 2016, due to corporate overhead, personnel costs and stock-based compensation expense associated with awards granted to employees of Expedia Holdings subsequent to the Expedia Holdings Split-Off. Vitalize operating income remained flat for the three months ended March 31, 2017 as compared to the corresponding period in the prior year, primarily as a result of a $25 million decline in revenue, as discussed above, offset by a $25 million decrease in operating expenses. The decrease in Vitalize operating expense was primarily due to a $23 million decrease in cost of goods sold during the three months ended March 31, 2017, as compared to the corresponding period in the prior year as a result of a decrease in product sales and Vitalize's ability to source products cost effectively, an increased vendor promotional support strategy, decreased costs associated with private label and a reduction in overall shipping and freight expense optimization. Additionally, Vitalize's operating expenses decreased $3 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year, driven by lower personnel costs and lower merchant processing fees. These decrease in Vitalize’s operating expenses were partially offset by a $1 million increase in Vitalize's selling, general and administrative expenses during the three months ended March 31, 2017, as compared to the corresponding period in the prior year due to reclassification of personnel as a result of the corporate restructuring, as well as costs associated with separated personnel, increased anticipated tax obligations and consulting fees.

On a pro forma basis, operating loss improved by $221 million for the three months ended March 31, 2017 compared to the corresponding period in the prior year. The pro forma improvement in operating loss is primarily attributable to a $200 million improvement in acquisition accounting-related adjustments in 2017 as compared to 2016 due to an accelerated amortization model based on estimated usage. Expedia’s actual stand-alone operating income improved $24 million for the same period. These improvements were offset by a $3 million decrease in corporate and other operating income during the three months ended March 31, 2017 as compared to the same period in the prior year, as discussed above.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative expense (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for operating income (loss), net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 9 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) before income taxes.

Consolidated Expedia Holdings Adjusted OIBDA increased $153 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year.

Expedia Adjusted OIBDA increased $155 million during the three months ended March 31, 2017 when compared to the same period in 2016, primarily due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s Adjusted OIBDA for the three months ended March 31, 2017 includes a $50 million decrease in revenue as a result of acquisition accounting adjustments. See “Results of Operations – Business” below for a more detailed discussion of Expedia’s stand alone results.

Additionally, corporate and other Adjusted OIBDA decreased $2 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year, due to corporate expenses incurred by the Company under the services and facilities sharing agreements with Liberty Media as well as other legal and other professional expenses during the three months ended March 31, 2017.  Vitalize Adjusted OIBDA remained flat for the three months ended March 31, 2017 as compared to the corresponding period in the prior year, primarily as a result of the revenue and operating expense fluctuations discussed above.

On a pro forma basis, Adjusted OIBDA improved by $86 million for the three months ended March 31, 2017 compared to the corresponding period in the prior year. Expedia’s actual stand-alone Adjusted OIBDA improved $37 million for the same period. Additionally, the pro forma improvement in Adjusted OIBDA is due to a $51 million improvement in acquisition accounting-related adjustments in 2017 as compared to 2016 due to deferred revenue adjustments that are fully recognized during the initial fiscal year of consolidation. These pro forma improvements were partially offset by a $2 million decrease in corporate and other Adjusted OIBDA during the three months ended March 31, 2017 as compared to the prior year, as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Interest expense
Expedia	$(27)	—
Corporate and other	(2)	—
Consolidated Expedia Holdings	$(29)	—

Share of earnings (loss) of Expedia
Expedia	$—	—
Corporate and other	—	(24)
Consolidated Expedia Holdings	$—	(24)

Other, net
Expedia	$(13)	—
Corporate and other	—	(4)
Consolidated Expedia Holdings	$(13)	(4)

Interest expense

Consolidated Expedia Holdings interest expense increased $29 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase in 2017 was primarily due to the consolidation of Expedia in connection with the Expedia Holdings Split-Off on November 4, 2016 and interest expense associated with outstanding borrowings of $350 million on a margin loan entered into by the Company on November 2, 2016.

Share of earnings (losses) of Expedia

The Company’s share of losses of Expedia decreased $24 million for the three months ended March 31, 2017,  as compared to the corresponding period in the prior year.  Due to the Governance Agreement with Mr. Diller and Stockholders Agreement with Mr. Diller (the “Stockholders Agreement”) entered into by the Company in connection with the Expedia Holdings Split-Off, the Company only recognized Expedia’s share of earnings through November 4, 2016.  See the “Results of Operations – Businesses” section below for a discussion of Expedia’s stand-alone results. Additionally, see note 3 in the accompanying notes to the condensed consolidated financial statements for additional discussion of the Company's investment in Expedia.

Other, net

Other, net expenses increased $9 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The loss during the three months ended March 31, 2016 was due to a loss on dilution of our investment in Expedia, which was the result of equity issuances at Expedia below Expedia Holdings’ book basis per share. The other net loss during the three months ended March 31, 2017 was primarily due to foreign exchange rate losses, partially offset by interest income.

Income tax benefit (expense)

We had an income tax benefit of $154 million for the three months ended March 31, 2017,  and the effective tax rate  was 30.1%. We had an income tax benefit of $11 million for the three months ended March 31, 2016, and the effective tax rate  was 44.0%.  For the three months ended March 31, 2017, the effective tax rate is less than the U.S. statutory tax rate of 35% due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, partially offset by changes in unrecognized tax benefits.  For the three months ended March 31, 2016, the effective tax rate was  greater than the U.S. statutory tax rate of 35% due to the dividends received deduction on dividends from Expedia and the impact of state and local taxes.

Net earnings (losses)

We had net losses of $357 million and $14 million for the three months ended March 31, 2017 and 2016, respectively. The change in net loss was the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Material Changes in Financial Condition

As of March 31, 2017, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, cash generated by Vitalize’s operating activities (to the extent such cash exceeds the working capital needs of the subsidiary and is not otherwise restricted), proceeds from asset sales, outstanding debt facilities, debt and equity issuances and dividend and interest receipts.

Under Expedia’s merchant model, Expedia receives cash from travelers at the time of booking which are recorded in the consolidated balance sheets as deferred merchant bookings. Expedia pays its airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but Expedia is liable for the full value of such transactions until the flights are completed. For most other merchant bookings, primarily Expedia’s merchant hotel business, Expedia generally pays after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers.

Therefore, Expedia generally receives cash from the traveler prior to paying its supplier, and this operating cycle represents a working capital source of cash. Additionally, seasonal fluctuations in Expedia’s merchant hotel bookings affect the timing of its annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative.

As of March 31, 2017, the Company had a cash balance of $2,564 million. Approximately $2,503 million of the cash balance is held by Expedia. Although we have an approximate 52.2% voting interest in Expedia as of March 31, 2017, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 15.6% economic interest in Expedia as of March 31, 2017. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. Even upon consolidation of Expedia, we do not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of March 31, 2017, approximately $1.3 billion of Expedia’s cash and short-term investment balances are held in wholly-owned foreign subsidiaries (which includes $927 million related to earnings permanently reinvested outside the United States) as well as $310 million held in majority-owned subsidiaries, which is also permanently reinvested outside the United States. To date, Expedia has permanently reinvested the majority of these foreign earnings outside of the United States, and Expedia does not intend to repatriate these earnings to fund U.S. operations. Should Expedia distribute earnings of foreign subsidiaries in the form of dividends or otherwise, it may be subject to U.S. income taxes.

As of March 31, 2017, Expedia has $1.5 billion available for borrowing under its revolving credit facility.

As of March 31, 2017, the Company has a corporate cash balance of approximately $59 million and $50 million of availability under the new margin loan to cover corporate costs associated with the new public company structure.

Expedia Holdings does not have a debt rating. As of March 31, 2017, the Company, Expedia and Vitalize  were each in compliance with its debt covenants which consist of both financial and non-financial covenants.

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Cash flow information
Expedia net cash provided (used) by operating activities	$1,673	—
Corporate and other net cash provided (used) by operating activities	4	16
Net cash provided (used) by operating activities	$1,677	16
Expedia net cash provided (used) by investing activities	$(950)	—
Corporate and other net cash provided (used) by investing activities	(2)	(4)
Net cash provided (used) by investing activities	$(952)	(4)
Expedia net cash provided (used) by financing activities	$(48)	—
Corporate and other net cash provided (used) by financing activities	5	(14)
Net cash provided (used) by financing activities	$(43)	(14)
Effect of foreign exchange rate changes on cash and cash equivalents	$31	—

During the three months ended March 31, 2017, our primary uses of cash (excluding Expedia’s uses of cash) were net Vitalize debt repayments of $5 million. This use of cash was funded by cash on hand and cash provided by operating activities.

During the three months ended March 31, 2016, our primary uses of cash included net repayments of debt of approximately $8 million and capital expenditures of approximately $4 million. These uses of cash were funded by cash on hand and cash provided by operating activities.

During the three months ended March 31, 2017 and 2016, Expedia paid dividends to Expedia Holdings and Liberty Interactive, respectively, aggregating approximately $6 million in each respective period.

The projected use of our cash will be continued investment in the growth of the Vitalize business and potential additional investments in new or existing businesses.

During the three months ended March 31, 2017, Expedia’s primary uses of cash included net  $780 million cash invested in short-term marketable securities, $45 million share repurchases and $42 million cash dividends paid (including $6 million paid to Expedia Holdings). These uses of cash were funded by cash on hand, cash provided by operating activities, cash provided by the exercise of options and employee stock purchase plans.

The $31 million effect of foreign exchange rate changes on cash and cash equivalents during the three months ended March 31, 2017 reflects appreciations of foreign currencies during the period.

Expedia’s ongoing investments include but are not limited to improvements in infrastructure, which include its servers, networking equipment and software, release improvements to its software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, Expedia began its expansion into the cloud computing environment. While cloud computing expenses are expected to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to Expedia’s data centers over time. Expedia’s future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of its business strategy. Expedia currently estimates its new headquarters will total approximately $650 million. Less than $100 million is expected to be spent during 2017. The remainder will be split roughly evenly between 2018 and 2019.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations – Business

Expedia. Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia has created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. Expedia makes available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. Expedia also offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on its transaction-based websites.

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

As of March 31, 2017, we own an approximate 15.6% equity interest and 52.2% voting interest in Expedia. Historically, Liberty Interactive was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of EXPE and Expedia class B common stock owned by Liberty Interactive. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off, subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone, Leslie Malone, Liberty Interactive and the Company. As a result, we began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings. The amounts included in the table below represent Expedia's stand-alone results for each of the three months ended March 31, 2017 and 2016.

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Revenue	$2,189	1,904
Operating expenses, excluding stock-based compensation	(1,984)	(1,736)
Adjusted OIBDA	205	168
Depreciation and amortization	(208)	(195)
Stock-based compensation	(47)	(49)
Legal reserves, occupancy tax and other	(21)	(2)
Restructuring and related reorganization charges	(2)	(19)
Operating income (loss)	(73)	(97)
Other income (expense), net	(58)	(69)
Earnings (loss) before income taxes	(131)	(166)
Income tax benefit (expense)	47	57
Net earnings	(84)	(109)
Less: net earnings (loss) attributable to noncontrolling interest	2	—
Net earnings attributable to Expedia shareholders	$(86)	(109)

Expedia had net losses of approximately $84 million and $109 million for the three months ended March 31, 2017 and 2016, respectively.

Expedia's revenue increased $285 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase in 2017 was primarily driven by growth in the Expedia’s Core Online Travel Companies (“Core OTAs”), including growth at Brand Expedia, Hotels.com and Expedia® Affiliate Network (“EAN”), as well as growth at trivago.

Lodging revenue, which includes hotel and HomeAway revenue, increased 12% for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily due to a 12% increase in room nights stayed driven by growth at Brand Expedia, Hotels.com, EAN and HomeAway.

Worldwide air revenue increased 4% for the three months ended March 31, 2017, compared to the same period in 2016, due to an 8% increase in air tickets sold, partially offset by a 4% decline in revenue per ticket.

The remaining worldwide revenue, other than lodging and air discussed above, which includes advertising and media, car rental, destination services and fee revenue related to Expedia’s corporate travel business, increased by 27% for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to strong growth in advertising and media revenue as well as growth in Expedia’s travel insurance and car rental products.

In addition to the above product revenue discussion, Expedia’s revenue by business model is as follows:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Revenue by business model
Merchant	$1,176	1,065
Agency	571	523
Advertising and media (1)	257	174
HomeAway	185	142
Total revenue	$2,189	1,904

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

Merchant revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. Agency revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the growth in agency hotel and agency air. Advertising and media revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to continued growth in revenue at trivago and Expedia Media Solutions. HomeAway revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to growth in transactional revenue of 171% driven by a benefit from the traveler service fee, partially offset by lower subscription revenue of 25%.

The increase in revenue (described above) during the three months ended March 31, 2017 was impacted by a $248 million increase in operating expenses, a $13 million increase in depreciation and amortization expense, a $2 million decrease in stock-based compensation expense, a $19 million increase in legal reserves, occupancy tax and other, a $17 million decrease in restructuring and related reorganization charges and a $10 million decrease in income tax benefit, all described below.

The increase in operating expenses during 2017 was primarily due to a $227 million increase in selling and marketing expense, driven by increases of traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. trivago, Brand Expedia, Hotels.com and HomeAway accounted for the majority of these increases. Additionally, cost of service revenue increased $19 million during 2017, driven by higher data center and other costs, including cloud expenses, as well as increased customer operations expenses, partially offset by lower net credit card processing costs.

The increase in depreciation and amortization during 2017 was primarily due to increased depreciation and amortization of technology and data center assets, partially offset by a decrease in the amortization of intangible assets during the period due to certain intangible assets becoming fully amortized.

Stock-based compensation remained relatively flat during 2017 as compared to 2016.

The loss on legal reserves, occupancy tax and other is primarily due to changes in Expedia’s reserve related to hotel occupancy and other taxes and other legal reserves.

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, Expedia recognized $2 million and $19 million in restructuring and related reorganization charges during the three months ended March 31, 2017 and 2016, respectively. In 2016, the charges were primarily related to employee severance and benefits as a part of the Orbitz integration and represents estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, stock-compensation charges for acceleration of replacement awards pursuant to certain of these agreements as well as incremental retention compensation for exiting employees.

Other expense, net was primarily attributable to $43 million and $44 million interest expense recognized during the three months ended March 31, 2017 and 2016, respectively.  Other expense, net also includes $20 million and $19 million foreign exchange rate losses during the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, Expedia recorded a 35.6% and 34.6% tax rate benefit on pre-tax losses, which was relatively consistent between periods. Expedia is subject to taxation in the United States and various other state and foreign jurisdictions. Expedia is under examination by the IRS for its 2009 through 2013 tax years. Expedia’s 2014 and subsequent years remain open to examination by the IRS. Expedia does not anticipate a significant impact to its gross unrecognized tax benefits within the next 12 months related to these years. During first quarter of 2017, the IRS issued proposed adjustments relating to transfer pricing with Expedia’s foreign subsidiaries for its 2009 to 2010 audit cycle.  The proposed adjustments would increase Expedia’s U.S. taxable income by $105 million, which would result in federal tax expense of approximately $37 million, subject to interest. Expedia does not agree with the position of the IRS and will formally protest the IRS position.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings:

	Three months ended March 31, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,189	(50)	2,139
Operating expenses, excluding stock-based compensation	(1,984)	—	(1,984)
Adjusted OIBDA	205	(50)	155
Depreciation and amortization	(208)	(315)	(523)
Stock-based compensation	(47)	(31)	(78)
Other operating income (expenses)	(23)	—	(23)
Operating income (loss)	$(73)	(396)	(469)

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

As of March 31, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$3,194	4.99%
Corporate and Other	$365	2.62%	$7	3.81%

As of March 31, 2017, we had $57 million of available for sale investments in investment grade corporate debt securities. A hypothetical 1.00% (100 basis points) increase in bond prices would have resulted in a decrease in the fair value of our investments of less than $1 million as of March 31, 2017. Such losses would only be realized if the investments were sold prior to maturity.

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

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in Other, net. As of March 31, 2017, Expedia had a net forward liability of $2 million included in Other current liabilities.  Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing its foreign exchange risk is to reduce to the extent practicable its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

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

During the three months ended March 31, 2017 and 2016, Expedia recorded net foreign exchange rate losses of approximately $20 million and $19 million, respectively. As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Vitalize are party to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. There are no material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2016 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, 8,178 shares of Series A Expedia Holdings common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Second Amendment, dated as of December 22, 2016, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.14 to Expedia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 10, 2017 (001-37429)).

10.2

Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on April 28, 2017 (001-37429)).

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

LIBERTY EXPEDIA HOLDINGS, INC.

Date: May 3, 2017	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: May 3, 2017	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Second Amendment, dated as of December 22, 2016, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.14 to Expedia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 10, 2017 (001-37429)).

10.2

Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on April 28, 2017 (001-37429)).

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