Form 10-Q
period 2017-06-30
Liberty Expedia Holdings, Inc.
filed 2017-08-02
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of July 17, 2017 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,399,648	2,847,876

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,980	1,851
Accounts receivable, net	1,814	1,345
Short-term marketable securities	906	72
Prepaid expenses	234	201
Other current assets	223	66
Total current assets	6,157	3,535
Property and equipment, at cost	1,064	898
Accumulated depreciation	(176)	(54)
	888	844
Intangible assets not subject to amortization:
Goodwill	17,221	16,617
Tradename	6,210	6,123
	23,431	22,740
Intangible assets subject to amortization, net	5,746	6,363
Other assets, net	524	500
Total assets	$36,746	33,982

Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,715	1,509
Accounts payable, other	814	589
Accrued liabilities	1,181	1,114
Deferred merchant bookings	4,655	2,590
Deferred revenue	395	248
Other current liabilities	16	43
Total current liabilities	8,776	6,093
Long-term debt and capital lease obligations, net, including $427 million and $0 measured at fair value (note 6)	3,895	3,788
Deferred income tax liabilities	3,253	3,477
Other long term liabilities	379	332
Total liabilities	16,303	13,690
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,388,351 and 54,114,882 at June 30, 2017 and December 31, 2016, respectively	1	1
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,847,876 and 2,847,971 at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	385	423
Accumulated other comprehensive earnings (loss), net of taxes	39	(32)
Retained earnings	2,260	2,371
Total stockholders' equity	2,685	2,763
Non-redeemable noncontrolling interests in equity of subsidiaries	17,758	17,529
Total equity	20,443	20,292
Commitments and contingencies (note 8)
Total liabilities and equity	$36,746	33,982

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions,
	except per share amounts
Service revenue	$2,573	—	4,712	—
Product revenue	73	113	164	229
Total revenue, net	2,646	113	4,876	229
Cost of service revenue	414	—	814	—
Cost of goods sold (exclusive of depreciation shown separately below)	56	84	121	172
Gross profit	2,176	29	3,941	57
Operating costs and expenses:
Operating expense, including stock-based compensation (note 7)	6	8	12	17
Selling and marketing, including stock-based compensation (note 7)	1,439	6	2,715	13
Technology and content, including stock-based compensation (note 7)	231	—	459	—
General and administrative, including stock-based compensation (note 7)	172	7	344	11
Depreciation and amortization	557	5	1,086	10
Legal reserves, occupancy tax and other	3	—	24	—
Restructuring and related reorganization charges	10	—	12	—
	2,418	26	4,652	51
Operating income (loss)	(242)	3	(711)	6
Other income (expense):
Interest expense	(30)	—	(59)	—
Share of earnings (losses) of Expedia, Inc. (note 3)	—	2	—	(22)
Other, net	(35)	—	(48)	(4)
	(65)	2	(107)	(26)
Earnings (loss) before income taxes	(307)	5	(818)	(20)
Income tax (expense) benefit	82	—	236	11
Net earnings (loss)	(225)	5	(582)	(9)
Less net earnings (loss) attributable to the noncontrolling interests	(172)	—	(471)	—
Net earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(53)	5	(111)	(9)
Basic net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 2)	$(0.93)	0.09	(1.95)	(0.16)
Diluted net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 2)	$(0.93)	0.09	(1.95)	(0.16)

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Net earnings (loss)	$(225)	5	(582)	(9)
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	393	(1)	488	(1)
Other comprehensive earnings (loss)	393	(1)	488	(1)
Comprehensive earnings (loss)	168	4	(94)	(10)
Less comprehensive earnings (loss) attributable to the noncontrolling interest	218	—	(54)	—
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(50)	4	(40)	(10)

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(582)	(9)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,086	10
Stock-based compensation	117	(1)
Cash payments for stock-based compensation	—	(2)
Share of (earnings) losses of Expedia	—	22
Cash receipts from returns on investment in Expedia	—	11
Realized (gain) loss on foreign currency forwards	(7)	—
Deferred income tax expense (benefit)	(188)	(13)
Other noncash charges (credits), net	(45)	4
Changes in operating assets and liabilities
Current and other assets	(499)	9
Payables and other liabilities	2,486	(1)
Net cash provided (used) by operating activities	2,368	30
Cash flows from investing activities:
Capital expended for property and equipment	(362)	(7)
Purchases of short-term marketable securities	(991)	—
Sales of short-term marketable securities	175	—
Net settlement of foreign currency forward contracts	7	—
Other, net	(138)	—
Net cash provided (used) by investing activities	(1,309)	(7)
Cash flows from financing activities:
Borrowings of debt	562	214
Repayments of debt	(525)	(226)
Shares issued by subsidiary	137	—
Shares repurchased by subsidiary	(114)	—
Dividends paid by subsidiary	(72)	—
Proceeds from exercise of equity awards and employee stock purchase plan	5	—
Taxes paid in lieu of shares issued for stock-based compensation	(8)	—
Contribution from (distribution to) parent, net	—	(11)
Other financing activities, net	(11)	—
Net cash provided (used) by financing activities	(26)	(23)
Effect of foreign exchange rate changes on cash and cash equivalents	96	—
Net increase (decrease) in cash and cash equivalents	1,129	—
Cash and cash equivalents at beginning of period	1,851	2
Cash and cash equivalents at end of period	$2,980	2

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2017

					Accumulated
				Additional	other
	Preferred	Common stock		paid-in	comprehensive	Retained	Noncontrolling
	stock	Series A	Series B	capital	earnings (loss)	earnings	interests	Total equity
	amounts in millions
Balance at January 1, 2017	$—	1	—	423	(32)	2,371	17,529	20,292
Net earnings (loss)	—	—	—	—	—	(111)	(471)	(582)
Other comprehensive earnings (loss)	—	—	—	—	71	—	417	488
Stock-based compensation	—	—	—	19	—	—	101	120
Proceeds from exercise of Liberty Expedia Holdings, Inc. equity instruments	—	—	—	5	—	—	—	5
Proceeds from exercise of Expedia equity instruments and employee stock purchase plan	—	—	—	(50)	—	—	187	137
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	(8)	—	—	—	(8)
Shares repurchased by subsidiary	—	—	—	(5)	—	—	(109)	(114)
Dividends paid by subsidiary	—	—	—	—	—	—	(72)	(72)
Change in ownership of noncontrolling interest	—	—	—	1	—	—	7	8
Additional non-controlling interest in connection with business combination (note 3)	—	—	—	—	—	—	167	167
Other	—	—	—	—	—	—	2	2
Balance at June 30, 2017	$—	1	—	385	39	2,260	17,758	20,443

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia Holdings did not control the decision making process or business management practices of Expedia prior to the Expedia Holdings Split-Off. Accordingly, the Company historically relied on management of this affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company used in the application of the equity method. In addition, prior to the consolidation of Expedia, Expedia Holdings relied on audit reports that are provided by the affiliate's independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Expedia Holdings’ consolidated financial statements.

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

The reorganization agreement between Liberty Interactive and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Liberty Interactive with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between Liberty Interactive and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings will share office space with Liberty Interactive and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $1 million and $2 million was reimbursable to Liberty Media for the three and six months ended June 30, 2017, respectively.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia’s variable cost of revenue and direct sales and marketing costs, which are typically realized in closer alignment to booking volumes, and the more stable nature of Expedia’s fixed costs. Furthermore, operating profits for Expedia’s primary advertising business, trivago N.V. (“trivago”),  have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

in the first half of the year as Expedia aggressively markets during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia’s international operations, advertising business or a change in its product mix, including the assimilation and growth of HomeAway, Inc. (“HomeAway”), may influence the typical trend of the seasonality in the future. Expedia expects that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings its seasonal trends may be somewhat more pronounced than Expedia’s other traditional leisure businesses.

Acquisition by Subsidiary

On June 23, 2017, Expedia completed its acquisition of a majority stake in a leading rail technology distributor for total consideration of $148 million, which included cash paid of $138 million. As a result of the acquisition, Expedia acquired net assets of $15 million, including redeemable non-controlling interest of $8 million, as well as recorded $100 million of goodwill, $47 million of intangible assets with definite lives with a weighted average amortization of 5.7 years and a deferred tax liability of $14 million. The redeemable non-controlling interest was recorded in other long-term liabilities in our condensed consolidated balance sheet. In addition, on July 27, 2017, Expedia expanded its partnership with Traveloka Holding Limited (“Traveloka”) to include deeper cooperation on hotel supply and made a $350 million cost investment in Traveloka.

Recent Accounting Policies

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company currently anticipates that it will adopt the new guidance effective January 1, 2018 using the modified retrospective method, however, the decision is not final and is subject to the completion of our subsidiaries’ analysis of the guidance. We are currently working with our subsidiaries to evaluate the quantitative effect that the updated standard will have on the Company’s consolidated financial statements and related disclosures. Expedia has determined that the new guidance will not change its previous conclusions on net presentation, and it will impact its loyalty program accounting. Expedia will be required to re-value its liability using a relative fair value approach, which is expected to result in a cumulative-effect adjustment to opening retained earnings, with an immaterial change to revenue on a go-forward basis. The Company’s subsidiaries have not completed their analysis of the new guidance, and we will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company issued 56,946,673 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016. The number of shares issued upon completion of the Expedia Holdings Split-Off was used to determine both basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016, as no Company equity awards were outstanding prior to the Expedia Holdings Split-Off.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	number of shares in millions
Basic WASO	57	NA	57	NA
Potentially dilutive shares	1	NA	1	NA
Diluted WASO	58	NA	58	NA

Excluded from diluted EPS for the three and six months ended June 30, 2017 are less than a million potential common shares because their inclusion would be anti-dilutive.

(3) Investment in Expedia

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio as well as destination services and activities. Expedia Holdings began consolidating Expedia as of November 4, 2016, the completion date of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. As of June 30, 2017, Expedia Holdings beneficially owned approximately 15.6% of the outstanding Expedia common stock which represents a 52.0% voting interest in Expedia.

In conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia which resulted in an approximate $2.0 billion gain during the fourth quarter of 2016. The gain on the transaction was excluded from taxable income. Additionally, the deferred income tax liability that had historically resulted from the difference between the book basis and tax basis of the Company’s ownership in Expedia shares was reversed as a result of the transaction. As control of Expedia was achieved without the exchange of consideration, in order to apply acquisition accounting, we used the sum of the fair value (including an applicable control premium) of our ownership interest previously held (approximately $3.0 billion) and the fair value of the initial noncontrolling interest ($16.3 billion), as determined based on the trading price of Expedia (Level 1) at the time control was obtained and the fair value of Expedia’s vested options (Level 2) on November 4, 2016. Following the Expedia Holdings Split-Off, Expedia is a consolidated subsidiary with an approximate 84% noncontrolling interest as of June 30, 2017.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The preliminary acquisition price allocation for Expedia is as follows (amounts in millions):

Fair value of Expedia equity interests	$2,991
Noncontrolling interest	16,462
$19,453

Cash and cash equivalents	$1,725
Receivables	1,487
Property, plant and equipment	780
Goodwill	16,922
Other nonamortizable intangible assets	6,152
Intangible assets subject to amortization	6,774
Other assets	815
Debt	(3,472)
Deferred merchant bookings	(2,810)
Deferred income tax liabilities, net	(3,602)
Other liabilities assumed	(5,318)
$19,453

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Acquired Expedia nonamortizable intangible assets consist of trademarks and tradenames. Expedia amortizable intangible assets were comprised of customer relationships of $4,233 million with a weighted average life of approximately 9 years, developed technology of $1,480 million with a weighted average life of approximately 5 years, supplier relationships of $980 million with a weighted average life of approximately 4 years and other intangible assets of $81 million with useful lives of 1 to 6 years. None of the acquired goodwill is expected to be deductible for tax purposes. The Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the Expedia transaction during the three months ended June 30, 2017, including an increase to the initial noncontrolling interest of $167 million and a corresponding increase to goodwill of $126 million, and decrease to deferred income tax liabilities, net of $41 million.   As of June 30, 2017, the valuation related to the acquisition of a controlling interest in Expedia is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities and tax balances.

Included in the Company’s net earnings (loss) for the three and six months ended June 30, 2017 are acquisition accounting-related adjustments of $255 million and $526 million, respectively, primarily related to amortization on the fair value step-up of amortizable intangible assets acquired.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following unaudited pro forma presentation of revenue and net earnings of Expedia Holdings for the three and six months ended June 30, 2016,  was prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, and utilizing 57 million common shares for the calculation of basic and diluted EPS, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016.

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
	amounts in millions
Revenue	$2,272	4,191
Net earnings (loss)	$(226)	(693)
Net earnings (loss) attributable to Expedia Holdings shareholders	$(60)	(130)
Basic net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.05)	(2.28)
Diluted net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.05)	(2.28)

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

Dividends declared by Expedia

In February 2017, Expedia declared a quarterly cash dividend of $0.28 per share of outstanding common stock to the stockholders of record as of the close of business on March 9, 2017. The dividend was paid in cash on March 30, 2017 in the amount of $42 million, of which Liberty received $6 million.  In addition, in April 2017, Expedia declared a quarterly cash dividend of $0.28 per share of outstanding common stock payable to stockholders of record as of the close of business on May 25, 2017. The dividend was paid in cash on June 15, 2017 in the amount of $43 million, of which Liberty received $7 million.

Expedia share repurchases

In February 2015, Expedia’s Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of its common stock. There is no fixed termination date for the repurchases. As of June 30, 2017, 6.5 million shares remain authorized for repurchase under the 2015 authorization. During the six months ended June 30, 2017, Expedia repurchased 0.8 million shares for a total cost of $102 million, excluding transaction costs. Subsequent to June 30, 2017, Expedia repurchased an additional 0.2 million shares for a total cost of $33 million, excluding transaction costs.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2017			December 31, 2016
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$937	195	742	464	164	300
Short-term marketable securities	$906	—	906	72	—	72

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of June 30, 2017, cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input. Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of its loyalty programs and its other foreign currency-denominated operating liabilities. Foreign currency forward contracts are typically short-term and are included in the Other current liabilities line as of June 30, 2017 and December 31, 2016 in the Company’s condensed consolidated balance sheets. As of June 30, 2017, Expedia was party to outstanding forward contracts hedging its liability exposures with a total net notional value of $2.4 billion. Net gains from foreign currency forward contracts were $14 million and $9 million for the three and six months ended June 30, 2017, respectively. Net losses from foreign currency forward contracts are included in the Other, net line in the Company’s condensed consolidated statement of operations.

Expedia holds time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within Short-term marketable securities. Additionally, Expedia has approximately $2 million time deposits classified as restricted cash for certain traveler deposits which are included in Other current assets.

Corporate debt securities are investment grade, all of which are classified as available for sale. As of June 30, 2017, Expedia had approximately $49 million of short-term available for sale securities, classified in Other current assets, and approximately $7 million of long-term available for sale investments, classified in Other assets.  As of December 31, 2016, Expedia had approximately $48 million of short-term available for sale securities, classified in Other current assets, and approximately $16 million of long-term available for sale investments, classified in Other assets.  As of June 30, 2017 and December 31, 2016, the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Corporate and other	Total
Balance as of January 1, 2017	$16,560	57	16,617
Acquisitions (1)	100	—	100
Foreign exchange translation	392	—	392
Other (2)	112	—	112
Balance as of June 30, 2017	$17,164	57	17,221

(1)	As discussed in note 1, on June 23, 2017, Expedia completed its acquisition of a majority stake in a leading rail technology distributor which resulted in a $100 million increase to goodwill.
(2)	As discussed in note 3, subsequent to June 30, 2017, the preliminary purchase price allocation for the Expedia acquisition was adjusted, resulting in a $126 million increase to goodwill.

Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $493 million and $3 million for the three months ended June 30, 2017 and 2016, respectively, and $959 million and $6 million for the six months ended June 30, 2017 and 2016, respectively.  Based on its amortizable intangible assets as of June 30, 2017, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2017	$1,068
2018	1,456
2019	1,048
2020	600
2021	473
Total	$4,645

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Long-Term Debt and Capital Lease Obligations

Outstanding debt and capital leases at June 30, 2017 and December 31, 2016 are summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2017	2017	2016
	amounts in millions
Expedia Holdings margin loan	$—	$—	350
Expedia Holdings 1% Exchangeable Senior Debentures due 2047	400	427	—
Expedia 7.456% senior notes due 2018	500	531	544
Expedia 5.95% senior notes due 2020	750	826	837
Expedia 2.5% (€650 million) senior notes due 2022	742	788	727
Expedia 4.5% senior notes due 2024	500	522	523
Expedia 5.0% senior notes due 2026	750	785	787
Vitalize secured notes	10	10	13
Vitalize revolving line of credit due 2020	8	8	11
Capital lease obligations	2	2	3
Total debt and capital lease obligations	$3,662	3,899	3,795
Less portion classified as current (1)		(4)	(7)
Total long-term debt and capital lease obligations		$3,895	3,788

(1)	Included in the Other current liabilities line in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

1.0% Exchangeable Senior Debentures

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047 (the “debentures”).  Upon exchange of the debentures, the Company, at its option, may deliver registered shares of Expedia common stock (“EXPE”), cash or a combination of EXPE and cash. Initially, 5.1566 shares of EXPE are attributable to each $1,000 original principal amount of the debentures, representing an initial exchange price of approximately $193.93 for each share of EXPE. A total of approximately 2.1 million shares of Expedia common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2017. The debentures may be redeemed by the Company, in whole or in part, on or after July 5, 2022. Holders of the debentures also have the right to require the Company to purchase their debentures on July 5, 2022.  The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest, plus any final period distribution. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.

The net proceeds from the offering of the debentures were used to pay down outstanding borrowings of $350 million on the $400 million margin loan due 2018.

$400 Million Margin Loan due 2018

On November 1, 2016, LEXE Marginco, LLC (“SplitSPV”), a wholly-owned subsidiary of Expedia Holdings, entered into a margin loan agreement with an availability of $400 million with various lender parties. This margin loan had a term

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of two years and bore interest at a rate of LIBOR plus 1.60% and contained an undrawn commitment fee of 0.75% per annum. Interest on the term loan was payable on the last business day of each calendar quarter, beginning on December 31, 2016. The margin loan contained various affirmative and negative covenants that restricted the activities of the borrower. The loan agreement did not include any financial covenants. On November 2, 2016, Expedia Holdings drew $350 million under the margin loan, and on November 4, 2016, Expedia Holdings distributed approximately $299 million of the proceeds to Liberty Interactive as a dividend. In connection with the offering of the debentures in June 2017 (discussed above), the outstanding borrowings under the margin loan were repaid, the margin loan was terminated, and shares of EXPE held as collateral for the loan were released.

Expedia Outstanding Debt

Expedia 7.456% senior notes due 2018

Expedia has $500 million in registered senior unsecured notes outstanding at June 30, 2017 that are due in August 2018 and bear interest at 7.456% (the “Expedia 7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the Expedia 7.456% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 7.456% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at June 30, 2017 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered senior unsecured notes outstanding at June 30, 2017 that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”). The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year. Expedia may redeem the Expedia 2.5% Notes at its option, in whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at June 30, 2017 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes at its

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.0% senior notes due 2026

Expedia has $750 million in registered senior unsecured notes outstanding at June 30, 2017 that are due in February 2026 and bear interest at 5.0% (the "Expedia 5.0% Notes"). The Expedia 5.0% Notes were issued at 99.535% of par. Interest is payable semi-annually in arrears in February and August of each year. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

The Expedia 7.456%, 5.95%, 2.5%, 4.5% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. In addition, the Notes include covenants that limit Expedia’s ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of its assets. The Expedia 5.95%, 2.5%, 4.5% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

Expedia Credit Facility

As of June 30, 2017, Expedia maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, and expires in February 2021. As of June 30, 2017, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 1.375% and the commitment fee on undrawn amounts at 0.175% as of June 30, 2017. The facility contains covenants including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of June 30, 2017, there were $15 million of outstanding stand-by LOCs issued under the facility.

In addition, one of Expedia’s international subsidiaries maintains a €50 million uncommitted credit facility, which is guaranteed by Expedia and may be terminated at any time by the lender. As of June 30, 2017, there were no borrowings outstanding under this facility.

Vitalize Secured Notes

As of June 30, 2017, Vitalize has various outstanding secured notes. Principal and interest payments on the secured notes are payable monthly based on the date of issuance. The secured notes are comprised of both fixed and variable rate

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

notes with an interest rate of 4.14% on the fixed rate note and an interest rate of LIBOR plus 2.50% on one of the variable rate notes and an interest rate of LIBOR plus 2.50%, with a rate option balance that accrues interest at the CB Floating Rate, on the other the variable rate note (3.70% on the two variable rate notes at June 30, 2017). The maturity dates on the secured notes range from 2019 to 2022. The land and building purchased by Vitalize in March 2012 for its corporate headquarters are pledged as collateral under the terms of the master term loan agreement for a portion of the outstanding secured notes. As of June 30, 2017, the total outstanding balance of the secured notes is $10 million.

Vitalize Revolving Line of Credit

As of June 30, 2017, Vitalize had a revolving line of credit (the "Revolver") which is secured by Vitalize's inventory and accounts receivable. The maximum amount allowed under the Revolver is $50 million. Vitalize periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. The Revolver matures on January 20, 2020. The outstanding balance accrues interest at LIBOR plus 1.50%, with a rate option balance that accrues interest at the CB Floating Rate less 1.25%. As of June 30, 2017, the outstanding balance on the Revolver is approximately $8 million subject to an interest rate of 2.84%.

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

June 30,
2017
Expedia 7.456% senior notes due 2018	$530
Expedia 5.95% senior notes due 2020	$823
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$788
Expedia 4.5% senior notes due 2024	$527
Expedia 5.0% senior notes due 2026	$821

(1)	Approximately 689 million Euro as of June 30, 2017.

The Company estimates the fair value of its margin loan, secured notes and Revolver based on the current rate offered to the Company for debt of the same remaining maturities (level 3). The Company believes that the carrying value of its margin loan, Revolver and secured notes approximated fair value at June 30, 2017 and December 31, 2016.

Covenant Compliance

As of June 30, 2017, Vitalize was not in compliance with one of its financial covenants related to its fixed charge coverage ratio on approximately $9 million of the Vitalize Secured Notes outstanding. The covenant violation was a direct result of a one-time charge for transaction-related tax obligations recorded in the fourth quarter of 2016.  Subsequent to June 30, 2017, Vitalize obtained a waiver of the default from the lending institution. Other than this instance, Expedia Holdings, Expedia, and Vitalize were in compliance with their debt covenants which consist of both financial and non-financial covenants as of June 30, 2017.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7) Stock-Based Compensation

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to Expedia for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Operating costs and expenses:
Operating expense	$2	—	7	—
Selling and marketing	8	—	26	—
Technology and content	12	—	34	—
General and administrative	18	—	50	(1)
	$40	—	117	(1)

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

There were no options to purchase shares of Series A or Series B common stock granted and no exercise,  forfeiture or cancellation activity for Series B common stock during the six months ended June 30, 2017.

Expedia Holdings – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Expedia Holdings common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average		Aggregate
			remaining		intrinsic
	Series A	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2017	1,317	$24.46
Granted	—	$—
Exercised	(281)	$17.73
Forfeited/Cancelled	(8)	$41.88
Outstanding at June 30, 2017	1,028	$26.17	3.1	years	$29
Exercisable at June 30, 2017	768	$21.24	2.2	years	$25

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $31 thousand. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately one year.

As of June 30, 2017, the Company reserved 1.7 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Expedia - Stock-based Compensation

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, Expedia may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to its directors, officers, employees and consultants. Expedia issues new shares to satisfy the exercise or release of stock-based awards.

Expedia’s annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. In 2017, Expedia introduced an equity choice program for annual awards that allows for the choice of stock options or RSUs, with certain limitations. During the six months ended June 30, 2017, Expedia granted approximately 3 million stock options and 1 million RSUs. The fair value of the stock options granted was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models.

The stock-based compensation recognized by Expedia Holdings related to Expedia stock options and restricted stock awards was $42 million and $120 million for the three and six months ended June 30, 2017, respectively.

Vitalize Stock Appreciation Rights

There were no stock appreciation rights ("SARs") granted during the six months ended June 30, 2017 under Vitalize’s stock appreciation rights plan. As of June 30, 2017, the total unrecognized compensation cost related to 391 thousand unvested Vitalize SARs was less than $1 million and will be recognized over a weighted average period of approximately 1.5 years. Accrued stock compensation was less than $1 million at June 30, 2017.

Included in General and administrative expenses in the accompanying condensed consolidated statements of operations is a benefit from stock-based compensation of approximately $2 million and zero for the three months ended June 30, 2017 and 2016, respectively, and $3 million and $1 million for the six months ended June 30, 2017 and 2016, respectively, which relates to Vitalize. The benefit recognized during the six months ended June 30, 2017 and 2016 was primarily due to forfeitures and changes in the per unit valuation of outstanding SARs.

(8) Commitments and Contingencies

Leases

The Company leases certain warehouse and office space, equipment, furniture and computer software under both capital and noncancelable operating leases that expire at various dates through 2026. The Company is responsible, under all leases, for related building maintenance and property taxes. Certain leases contain periodic rent escalation adjustments and renewal options. Total rental expense was $42 million and less than $1 million for the three months ended June 30, 2017 and 2016, respectively, and $82 million and $1 million for the six months ended June 30, 2017 and 2016, respectively.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Litigation Relating to Occupancy Taxes. Ninety-five lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Seventeen lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-one of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty seven dismissals were based on a finding that Expedia and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $57 million as of June 30, 2017. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within Legal reserves, occupancy tax and other in the condensed consolidated statements of operations.

In addition, Expedia was audited by the state of Colorado. The state issued assessments for claimed tax, interest and penalty in the approximate amount of $23 million for the periods December 1, 1999 through December 31, 2011. Expedia does not agree with these assessments and has filed protests.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a final judgment. On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties have filed notices of cross-appeal. The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision.  The court

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

annulled parity clauses contained in the agreements at issue, ordered Expedia to amend its contracts, and imposed a fine.  Expedia intends to appeal the decision, however, the appeal will not stay the payment of the fine.

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

A legislative proposal to prohibit narrow price parity clauses in hotel-online travel agency agreements in Italy is still pending in the Italian parliament and a motion requesting the Swiss government to take action on narrow price parity is currently under discussion in the Swiss parliament. Expedia is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case.  It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia is unable to predict how any pending appeals of administrative decisions and the remaining open investigations and inquiries by NCAs will ultimately be resolved, or whether further action in Europe will be taken as a result of the ECN’s working group's assessment and findings. Possible outcomes include requiring Expedia to amend or remove certain parity clauses from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

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

JYM litigation. Bodybuilding.com, a wholly-owned subsidiary of Vitalize, recently settled litigation arising from a dispute with Jim Stoppani; his company, PhD Fitness, LLC (“PhD Fitness”); and General Nutrition Center (“GNC”) over the ownership of trademarks relating to JYM brand dietary supplement products. No monetary compensation was paid by Bodybuilding.com to PhD Fitness or GNC as part of the settlement. The terms of the parties’ settlement are subject to a confidential settlement agreement.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

For the six months ended June 30, 2017, Expedia Holdings has identified Expedia as its reportable segment. Expedia is a consolidated subsidiary of the Company that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment. Beginning on the date of the Expedia Holdings Split-Off, the Company only includes the results of Expedia, as consolidated, in the segment information reported below.

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

Performance Measures

	Three months ended June 30,
	2017		2016
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$2,573	371	NA	NA
Corporate and other	73	(3)	113	8
	$2,646	368	113	8

	Six months ended June 30,
	2017		2016
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$4,712	526	NA	NA
Corporate and Other	164	2	229	15
	$4,876	528	229	15

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	June 30, 2017
	Total	Capital
	assets	expenditures
	amounts in millions
Expedia	$36,465	357
Corporate and other	281	5
	$36,746	362

The following table provides a reconciliation of segment Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$368	8	528	15
Legal reserves, occupancy tax and other	(3)	—	(24)	—
Restructuring and related reorganization charges	(10)	—	(12)	—
Stock-based compensation	(40)	—	(117)	1
Depreciation and amortization	(557)	(5)	(1,086)	(10)
Operating income (loss)	(242)	3	(711)	6
Interest expense	(30)	—	(59)	—
Share of earnings (loss) of Expedia	—	2	—	(22)
Other, net	(35)	—	(48)	(4)
Earnings (loss) before income taxes	$(307)	5	(818)	(20)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries) that could cause actual results or events to differ materially from those anticipated:

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

Overview

Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. We own an approximate 15.6% equity interest and 52.0% voting interest in Expedia as of June 30, 2017.

The financial information herein refers to the consolidation of Vitalize and Expedia as "Expedia Holdings," "Consolidated Expedia Holdings," "the Company," "us," "we" and "our" here and in the notes to the condensed consolidated financial statements.

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

Results of Operations—Consolidated

Consolidated Operating Results

The amounts included in the table below represent the Company’s results for each of the three and six months ended June 30, 2017 and 2016, as well as a period over period comparison of revenue, operating income (loss) and Adjusted OIBDA for the three and six months ended June 30, 2017 and 2016, with 2016 amounts reported on a pro forma basis, prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisitions, as if the consolidation of Expedia was completed on January 1, 2016. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been as if the transaction had happened previously and the Company consolidated Expedia during the historical period presented.

					Pro forma
	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2017	2016	2017	2016	2016	2016
	amounts in millions
Revenue
Expedia	$2,573	—	4,712	—
Corporate and other	73	113	164	229
Consolidated Expedia Holdings	$2,646	113	4,876	229	2,272	4,191

Operating income (loss)
Expedia	(238)	—	(707)	—
Corporate and other	(4)	3	(4)	6
Consolidated Expedia Holdings	$(242)	3	(711)	6	(364)	(1,055)

Adjusted OIBDA
Expedia	371	—	526	—
Corporate and other	(3)	8	2	15
Consolidated Expedia Holdings	$368	8	528	15	310	383

Expedia Holdings began consolidating the results of Expedia beginning on November 4, 2016, in connection with the completion of the Expedia Holdings Split-Off. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

Revenue

Consolidated Expedia Holdings revenue increased $2.5 billion and $4.6 billion for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year.

The increase in revenue during 2017 was primarily due to a $2.6 billion and $4.7 billion increase in revenue from Expedia during the three and six months ended June 30, 2017, respectively, as a result of the consolidation of Expedia in connection with the Expedia Holdings Split-Off on November 4, 2016. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

The $2.6 billion and $4.7 billion increases in revenue during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year, due to the consolidation of Expedia were partially offset by decreases in Vitalize revenue of $40 million and $65 million during the same respective periods. The decrease in Vitalize revenue during the current year was primarily driven by a 15% decrease in store visits, a 4% reduction in the product average order value, and an 8% decline in conversion rates. In addition, order volumes decreased from the prior year by approximately 22%, due in part to lower aforementioned store traffic and conversion rates. The traffic decline on the retail website is the result of search engine optimization marketing channel declines resulting from algorithmic and ranking changes. Strategic changes to shipping and advertising revenue also contributed to the revenue decrease, as free and flat rate shipping was launched to improve the customer experience. A shift in sales mix of private label and exclusive offerings, which comprised a smaller portion of total sales compared to the prior period, also impacted order volumes.

On a pro forma basis, total revenue increased by $374 million and $685 million and for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in revenue on a pro forma basis is primarily due to increases in Expedia’s actual stand-alone revenue of $390 million and $675 million for the same respective periods.

Operating Income (Loss)

Consolidated Expedia Holdings operating income (loss) declined $245 million and $717 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year.

Expedia operating loss increased $238 million and $707 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s operating loss for the three and six months ended June 30, 2017 includes $341 million and $737 million, respectively, of operating losses due to acquisition accounting adjustments. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

Corporate and other operating income decreased by $7 million and $10 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, due to corporate overhead, personnel costs and stock-based compensation expense associated with awards granted to employees of Expedia Holdings subsequent to the Expedia Holdings Split-Off. Vitalize’s operating income decreased for the three months ended June 30, 2017 as compared to the corresponding period in the prior year, primarily as a result of a $40 million decline in revenue, as discussed above, offset by a $31 million decrease in operating expenses. The decrease in Vitalize’s operating expense was primarily due to a $27 million decrease in cost of goods sold during the three months ended June 30, 2017, as compared to the corresponding period in the prior year as a result of a decrease in product sales and Vitalize's ability to cost effectively source products. Additionally, Vitalize's operating expenses decreased $4 million during the three months ended June 30, 2017, as compared to the corresponding period in the prior year, driven by lower personnel costs, lower marketing spend, and lower merchant processing fees. Vitalize’s operating income decreased for the six months ended June 30, 2017 as compared to the corresponding period in the prior year, primarily as a result of a $65 million decline in revenue, as discussed above, offset by a $56 million decrease in operating expenses.  The decrease in Vitalize’s operating expenses was primarily due to a $50 million decrease in cost of goods sold during the six months ended June 30, 2017 as a result of a decrease in product sales.  In addition, Vitalize’s operating expenses decreased $6 million during the six months ended June 30, 2017, as compared to the same period in the prior year, driven by decreased personnel costs, marketing free gift expense and the closure of a Vitalize fulfillment center.  These decreases were partially offset by costs associated with separated personnel and sales tax related costs.

On a pro forma basis, operating loss improved by $122 million and $344 million for the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in the prior year. The pro forma improvement in operating loss is primarily attributable to improvements in acquisition accounting-related adjustments of $52 million and $252 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016 due to an accelerated amortization model based on estimated usage. Expedia’s actual stand-alone operating income improved $77 million and $102 million for the same respective periods. These improvements were offset by decreases in corporate and other operating income of $7 million and $10 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year, as discussed above.

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

Consolidated Expedia Holdings Adjusted OIBDA increased $360 million and $513 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year.

Expedia Adjusted OIBDA increased $371 million and $526 million during the three and six months ended June 30, 2017, respectively, when compared to the corresponding periods in 2016, primarily due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s Adjusted OIBDA for the three and six months ended June 30, 2017 includes decreases in revenue of $13 million and $63 million, respectively, as a result of acquisition accounting adjustments. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

Additionally, corporate and other Adjusted OIBDA decreased $11 million and $13 million the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year, due to corporate expenses incurred by the Company under the services and facilities sharing agreements with Liberty Media as well as other legal and other professional expenses during the three and six months ended June 30, 2017. Vitalize Adjusted OIBDA decreased for each of the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year, primarily as a result of the revenue and operating expense fluctuations discussed above.

On a pro forma basis, Adjusted OIBDA improved by $58 million and $145 million for the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in the prior year. Expedia’s actual stand-alone Adjusted OIBDA improved $45 million and $85 million for the respective corresponding periods. Additionally, the pro forma improvements in Adjusted OIBDA for these periods are due to improvements in acquisition accounting-related adjustments of $24 million and $73 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016 due to deferred revenue adjustments that are fully recognized during the initial fiscal year of consolidation. These pro forma improvements were partially offset by decreases of $11 million and $13 million in corporate and other Adjusted OIBDA during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year, as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Interest expense
Expedia	$(27)	—	(54)	—
Corporate and other	(3)	—	(5)	—
Consolidated Expedia Holdings	$(30)	—	(59)	—

Share of earnings (loss) of Expedia
Expedia	$—	—	—	—
Corporate and other	—	2	—	(22)
Consolidated Expedia Holdings	$—	2	—	(22)

Other, net
Expedia	$(6)	—	(19)	—
Corporate and other	(29)	—	(29)	(4)
Consolidated Expedia Holdings	$(35)	—	(48)	(4)

Interest expense

Consolidated Expedia Holdings interest expense increased $30 million and $59 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases in 2017 were primarily due to the consolidation of Expedia in connection with the Expedia Holdings Split-Off on November 4, 2016 and interest expense associated with outstanding borrowings of $350 million on a margin loan entered into by the Company on November 2, 2016.

Share of earnings (losses) of Expedia

The Company’s share of earnings of Expedia decreased $2 million and share of losses of Expedia decreased $22 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. Due to the Governance Agreement with Mr. Diller and Stockholders Agreement with Mr. Diller (the “Stockholders Agreement”) entered into by the Company in connection with the Expedia Holdings Split-Off, the Company only recognized Expedia’s share of earnings through November 4, 2016. See the “Results of Operations – Expedia” below for a discussion of Expedia’s stand-alone results. Additionally, see note 3 in the accompanying notes to the condensed consolidated financial statements for additional discussion of the Company's investment in Expedia.

Other, net

Other, net expenses decreased $35 million and $44 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The loss during the six months ended June 30, 2016 was due to a loss on dilution of our investment in Expedia, which was the result of equity issuances at Expedia below Expedia Holdings’ book basis per share. The other, net loss during the three and six months ended June 30, 2017 was primarily due to foreign exchange rate losses, and unrealized losses related to the fair market value adjustment on the Company’s 1.0% Exchangeable Senior Debentures due 2047, partially offset by interest income.

Income tax benefit (expense)

We had an income tax benefit of $82 million and $236 million for the three and six months ended June 30, 2017, respectively. For the three months ended June 30, 2017, the effective tax rate is less than the U.S. statutory tax rate of 35% due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, changes in unrecognized tax benefits, and the recognition of excess tax expense and windfalls related to share-based compensation.  For the six months ended June 30, 2017, the effective tax rate is less than the U.S. statutory rate due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate and the recognition of excess tax expense and windfalls related to share-based compensation. We had an income tax benefit of $11 million and income tax expense of less than $1 million for the three and six months ended June 30, 2016, respectively. For the three months ended June 30, 2016, the effective tax rate was less than the U.S. statutory tax rate of 35% due to the dividends received deduction on dividends from Expedia and the impact of state and local taxes. For the six months ended June 30, 2016, the effective tax rate is greater than the U.S. statutory rate due to the dividends received deduction on dividends from Expedia and the impact of state and local taxes.

Net earnings (losses)

We had net losses of $225 million and $5 million for the three months ended June 30, 2017 and 2016, respectively, and $582 million and $9 million for the six months ended June 30, 2017 and 2016, respectively. The change in net loss was the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Material Changes in Financial Condition

As of June 30, 2017, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, cash generated by Vitalize’s operating activities (to the extent such cash exceeds the working capital needs of the subsidiary and is not otherwise restricted), proceeds from asset sales, outstanding debt facilities, debt and equity issuances and dividend and interest receipts.

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047. The net proceeds from the offering of the debentures were used to pay down outstanding borrowings of $350 million on the $400 million margin loan due 2018.

Under Expedia’s merchant model, Expedia receives cash from travelers at the time of booking, which are recorded in the consolidated balance sheets as deferred merchant bookings. Expedia pays its airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but Expedia is liable for the full value of such transactions until the flights are completed. For most other merchant bookings, primarily Expedia’s merchant hotel business, Expedia generally pays after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, Expedia generally receives cash from the traveler prior to paying its supplier, and this operating cycle represents a working capital source of cash. Additionally, seasonal fluctuations in Expedia’s merchant hotel bookings affect the timing of its annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative.

As of June 30, 2017, the Company had a cash balance of $2,980 million. Approximately $2,875 million of the cash balance is held by Expedia. Although we have an approximate 52.0% voting interest in Expedia as of June 30, 2017, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 15.6% economic interest in Expedia as of June 30, 2017. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. Even upon consolidation of Expedia, we do not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of June 30, 2017, approximately $1.4 billion of Expedia’s cash and short-term investment balances are held in wholly-owned foreign subsidiaries (which includes $1.0 billion related to earnings permanently reinvested outside the United States) as well as $366 million held in majority-owned subsidiaries, which is also permanently reinvested outside the United States. To date, Expedia has permanently reinvested the majority of these foreign earnings outside of the United

States, and Expedia does not intend to repatriate these earnings to fund U.S. operations. Should Expedia distribute earnings of foreign subsidiaries in the form of dividends or otherwise, it may be subject to U.S. income taxes.

As of June 30, 2017, Expedia has $1.5 billion available for borrowing under its revolving credit facility. As of June 30, 2017, the Company has a corporate cash balance of approximately $105 million.

Expedia Holdings does not have a debt rating. As of June 30, 2017, Vitalize was not in compliance with one of its financial covenants related to its fixed charge coverage ratio on approximately $9 million of the Vitalize Secured Notes outstanding. The covenant violation was a direct result of a one-time charge for transaction-related tax obligations recorded in the fourth quarter of 2016.  Subsequent to June 30, 2017, Vitalize obtained a waiver of the default from the lending institution. Other than this instance, Expedia Holdings, Expedia and Vitalize were in compliance with their debt covenants as of June 30, 2017.

	Six months ended
	June 30,
	2017	2016
	amounts in millions
Cash flow information
Expedia net cash provided (used) by operating activities	$2,366	—
Corporate and other net cash provided (used) by operating activities	2	30
Net cash provided (used) by operating activities	$2,368	30
Expedia net cash provided (used) by investing activities	$(1,304)	—
Corporate and other net cash provided (used) by investing activities	(5)	(7)
Net cash provided (used) by investing activities	$(1,309)	(7)
Expedia net cash provided (used) by financing activities	$(81)	—
Corporate and other net cash provided (used) by financing activities	55	(23)
Net cash provided (used) by financing activities	$(26)	(23)
Effect of foreign exchange rate changes on cash and cash equivalents	$96	—

During the six months ended June 30, 2017, our primary uses of cash (excluding Expedia’s uses of cash) were net debt repayments of $37 million (see note 6 to the accompanying condensed consolidated financial statements). This use of cash was funded by cash on hand and cash provided by operating activities.

During the six months ended June 30, 2016, our primary uses of cash included net repayments of debt of approximately $12 million and capital expenditures of approximately $7 million. These uses of cash were funded by cash on hand and cash provided by operating activities.

During the six months ended June 30, 2017, Expedia paid dividends to Expedia Holdings and Liberty Interactive, respectively, aggregating approximately $13 million.

The projected use of our cash will be continued investment in the growth of the Vitalize business and potential additional investments in new or existing businesses.

During the six months ended June 30, 2017, Expedia’s primary uses of cash included net $991 million cash invested in short-term marketable securities, $357 million in capital expenditures, $138 million in acquisitions (see note 1 to the accompanying condensed consolidated financial statements) $114 million in share repurchases and $85 million of cash dividends paid (including $13 million paid to Expedia Holdings). These uses of cash were funded by cash on hand, cash provided by operating activities, cash provided by the exercise of options and employee stock purchase plans.

The $96 million effect of foreign exchange rate changes on cash and cash equivalents during the six months ended June 30, 2017 reflects appreciations of foreign currencies during the period.

Expedia’s ongoing investments include but are not limited to improvements in infrastructure, which include its servers, networking equipment and software, release improvements to its software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, Expedia began its expansion into the cloud computing environment. While cloud computing expenses are expected to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to Expedia’s data centers over time. Expedia’s future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of its business strategy. Expedia currently estimates its new headquarters will cost approximately $700 million to $900 million with final estimates contingent on completion of design plans and final determination of completed office space required in the initial build out. Less than $100 million is expected to be spent during 2017. The majority of remaining expenditures for the new headquarters are planned for 2018 and 2019.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations – Expedia

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

As of June 30, 2017, we own an approximate 15.6% equity interest and 52.0% voting interest in Expedia. Historically, Liberty Interactive was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of EXPE and Expedia class B common stock owned by Liberty Interactive. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off, subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone, Leslie Malone, Liberty Interactive and the Company. As a result, we began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings. The amounts included in the table below represent Expedia's stand-alone results for the three and six months ended June 30, 2017 and 2016.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Revenue	$2,586	2,196	4,775	4,100
Operating expenses, excluding stock-based compensation	(2,201)	(1,856)	(4,185)	(3,595)
Adjusted OIBDA	385	340	590	505
Depreciation and amortization	(218)	(200)	(426)	(395)
Stock-based compensation	(50)	(100)	(98)	(148)
Legal reserves, occupancy tax and other	(4)	(4)	(24)	(6)
Restructuring and related reorganization charges	(10)	(10)	(12)	(28)
Operating income (loss)	103	26	30	(72)
Other income (expense), net	(46)	(38)	(105)	(106)
Earnings (loss) before income taxes	57	(12)	(75)	(178)
Income tax benefit (expense)	(3)	18	44	76
Net earnings (loss)	54	6	(31)	(102)
Less: net earnings (loss) attributable to noncontrolling interest	(3)	(26)	(1)	(25)
Net earnings attributable to Expedia shareholders	$57	32	(30)	(77)

Expedia had net income of approximately $54 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and net losses of $31 million and $102 million for the six months ended months ended June 30, 2017 and 2016, respectively.

Expedia's revenue increased $390 million and $675 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in 2017 was primarily driven by growth in the Expedia’s Core Online Travel Companies, including growth at Brand Expedia, Hotels.com and Expedia® Affiliate Network (“EAN”), as well as growth at trivago and Homeaway.

Lodging revenue, which includes hotel and HomeAway revenue, increased 16% and 14% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to a 21% and 17% increase in room nights stayed driven by growth at Brand Expedia, Hotels.com, EAN and HomeAway, partially offset by a 4% and 2% decrease in revenue per room night.

Worldwide air revenue increased 6% and 5% for the three and six months ended June 30, 2017, compared to the same periods in 2016, due to a 2% and 5% increase in air tickets sold as well as a 4% increase in revenue per ticket in the three month period.

The remaining worldwide revenue, other than lodging and air discussed above, which includes advertising and media, car rental, destination services and fee revenue related to Expedia’s corporate travel business, increased by 28% for both the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to strong growth in advertising and media revenue as well as growth in Expedia’s travel insurance and car rental products.

In addition to the above product revenue discussion, Expedia’s revenue by business model is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Revenue by business model
Merchant	$1,376	1,210	2,552	2,275
Agency	684	612	1,255	1,134
Advertising and media (1)	302	202	559	377
HomeAway	224	172	409	314
Total revenue	$2,586	2,196	4,775	4,100

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

Merchant revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. Agency revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to the growth in agency hotel and agency air. Advertising and media revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to continued growth in revenue at trivago and Expedia Media Solutions. HomeAway revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to growth in transactional revenue of approximately 130% and 145%, respectively, driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 35% and 30%, respectively.

The increase in revenue (described above) during the three and six months ended June 30, 2017 was impacted by a $345 million and $590 million increase in operating expenses, respectively, a $18 million and $31 million increase in depreciation and amortization expense, respectively, a $18 million increase in legal reserves, occupancy tax and other during the six months ended June 30, 2017, and a $21 million and $32 million decrease in income tax benefit, respectively, partially offset by a $50 million and $50 million decrease in stock-based compensation expense, respectively, and a $16 million decrease in restructuring and related reorganization charges for the six months ended June 30, 2017, all described below.

The increase in operating expenses during 2017 was primarily due to a $288 million and $519 million increase in selling and marketing expense during the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year, driven by increases of $279 million and $492 million of direct costs, including online and offline marketing expenses, respectively. trivago and Brand Expedia accounted for the majority of the total direct cost increases. Additionally, the increase in cost of service revenue during 2017 was driven by $26 million and $47 million of higher data center, cloud and other costs during the three and six months ended June 30, 2017, as compared to the same periods in the prior year, respectively, including $7 million and $16 million related to an increase in data center related depreciation expense, respectively.

The increase in depreciation and amortization during 2017 was primarily due to increased depreciation and amortization of technology and data center assets, partially offset by a decrease in the amortization of intangible assets during the period due to certain intangible assets becoming fully amortized.

Stock-based compensation decreased during 2017 as compared to 2016, primarily due to prior year periods expense for the trivago employee stock option plan.

The loss on legal reserves, occupancy tax and other is primarily due to changes in Expedia’s reserve related to hotel occupancy and other taxes and other legal reserves.

In connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior year, primarily related to previously disclosed acquisitions, Expedia recognized $10 million and $10 million in restructuring and related reorganization charges during the three months ended June 30, 2017 and 2016, respectively, and $12 million and $28 million during the six months ended June 30, 2017 and 2016, respectively, in each case, after excluding stock-based compensation expense. In 2016, the charges were primarily related to employee severance and benefits as a part of the Orbitz integration and represents estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, as well as incremental retention compensation for exiting employees.

Other expense, net was primarily attributable to $43 million of interest expense recognized during both the three months ended June 30, 2017 and 2016, and $86 million and $87 million of interest expense recognized during the six months ended June 30, 2017 and 2016, respectively. Other expense, net also includes $6 million of foreign exchange rate losses and $1 million of foreign exchange rate gains during the three months ended June 30, 2017 and 2016, respectively, and $26 million and $17 million of foreign exchange rate losses during the six months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017, Expedia recorded a 5.3% tax rate expense on pre-tax income which was driven by discrete income tax items, specifically the recognition of excess tax benefits related to share-based payments. The effective tax rate for the three months ended June 30, 2016 was a 149.3% tax rate benefit measured against a pre-tax loss, and was driven by discrete income tax items including the recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016.

For the six months ended June 30, 2017, Expedia recorded a 58.6% tax rate benefit on pre-tax loss that which was driven by discrete income tax items, specifically the recognition of excess tax benefits related to share-based payments. The effective tax rate for the six months ended June 30, 2016 was a 42.4% tax rate benefit measured against a pre-tax loss, and was due to discrete income tax items including release of a valuation allowance for net operating losses in the first quarter of 2016, as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings:

	Three months ended June 30, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,586	(13)	2,573
Operating expenses, excluding stock-based compensation	(2,201)	(1)	(2,202)
Adjusted OIBDA	385	(14)	371
Depreciation and amortization	(218)	(336)	(554)
Stock-based compensation	(50)	8	(42)
Other operating income (expenses)	(14)	1	(13)
Operating income (loss)	$103	(341)	(238)

	Six months ended June 30, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$4,775	(63)	4,712
Operating expenses, excluding stock-based compensation	(4,185)	(1)	(4,186)
Adjusted OIBDA	590	(64)	526
Depreciation and amortization	(426)	(651)	(1,077)
Stock-based compensation	(98)	(22)	(120)
Other operating income (expenses)	(36)	—	(36)
Operating income (loss)	$30	(737)	(707)

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

As of June 30, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$3,242	4.95%
Corporate and Other	$13	3.15%	$407	1.05%

As of June 30, 2017,  we had $56 million of available for sale investments in investment grade corporate debt securities. A hypothetical 1.00% (100 basis points) increase in bond prices would have resulted in a decrease in the fair value of our investments of less than $1 million as of June 30, 2017. Such losses would only be realized if the investments were sold prior to maturity.

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

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in Other, net. As of June 30, 2017, Expedia had a net forward liability of $3 million included in Other current liabilities.  Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing its foreign exchange risk is to reduce to the extent practicable its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

In June 2015, Expedia issued 650 million Euro of Expedia 2.5% Notes. The aggregate principal value of the 2.5% Expedia Notes is designated as a hedge of Expedia’s net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in Accumulated other comprehensive income (loss). The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in Accumulated other comprehensive income (loss). Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of Expedia’s net investment, Expedia does not expect to incur any ineffectiveness on this hedge.

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

During the three months ended June 30, 2017 and 2016, Expedia recorded net foreign exchange rate losses of approximately $6  million and foreign exchange rate gains of $1 million, respectively, and during the six months ended June 30, 2017 and 2016, Expedia recorded net foreign exchange rate losses of approximately $26 million and $17 million, respectively. As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, and principal accounting and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three and six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Vitalize are party to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. There are no material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2016 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017,  145 shares of Series A Expedia Holdings common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Services Agreement by and between HomeAway.com, Inc. and Keystone Strategy LLC, dated April 1, 2017 (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 (File No. 001-37429)).

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

LIBERTY EXPEDIA HOLDINGS, INC.

Date: August 2, 2017	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: August 2, 2017	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Services Agreement by and between HomeAway.com, Inc. and Keystone Strategy LLC, dated April 1, 2017 (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 (File No. 001-37429)).

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