Form 10-Q
period 2017-09-30
Liberty Expedia Holdings, Inc.
filed 2017-11-01
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of October 16, 2017 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,422,350	2,830,174

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,350	1,851
Accounts receivable, net	1,839	1,345
Short-term marketable securities	541	72
Prepaid expenses	279	201
Other current assets	95	66
Total current assets	6,104	3,535
Property and equipment, at cost	1,148	898
Accumulated depreciation	(239)	(54)
	909	844
Intangible assets not subject to amortization:
Goodwill	17,405	16,617
Tradename	6,247	6,123
	23,652	22,740
Intangible assets subject to amortization, net	5,414	6,363
Other assets, net	873	500
Total assets	$36,952	33,982

Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,780	1,509
Accounts payable, other	835	589
Accrued liabilities	1,194	1,114
Deferred merchant bookings	3,644	2,590
Deferred revenue	319	248
Current portion of debt (note 6)	547	7
Other current liabilities	21	36
Total current liabilities	8,340	6,093
Long-term debt and capital lease obligations, net, including $427 million and $0 measured at fair value (note 6)	4,354	3,788
Deferred income tax liabilities	3,098	3,477
Other long term liabilities	423	332
Total liabilities	16,215	13,690
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,422,406 and 54,114,882 at September 30, 2017 and December 31, 2016, respectively	1	1
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,830,174 and 2,847,971 at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	361	423
Accumulated other comprehensive earnings (loss), net of taxes	72	(32)
Retained earnings	2,274	2,371
Total stockholders' equity	2,708	2,763
Non-redeemable noncontrolling interests in equity of subsidiaries	18,029	17,529
Total equity	20,737	20,292
Commitments and contingencies (note 8)
Total liabilities and equity	$36,952	33,982

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions,
	except per share amounts
Service revenue	$2,963	—	7,675	—
Product revenue	66	96	230	325
Total revenue, net	3,029	96	7,905	325
Cost of service revenue	434	—	1,248	—
Cost of goods sold (exclusive of depreciation shown separately below)	51	70	172	242
Gross profit	2,544	26	6,485	83
Operating costs and expenses:
Operating expense, including stock-based compensation (note 7)	4	7	16	24
Selling and marketing, including stock-based compensation (note 7)	1,461	6	4,176	19
Technology and content, including stock-based compensation (note 7)	242	—	701	—
General and administrative, including stock-based compensation (note 7)	99	7	443	18
Depreciation and amortization	583	4	1,669	14
Legal reserves, occupancy tax and other	(1)	—	23	—
Restructuring and related reorganization charges	4	—	16	—
	2,392	24	7,044	75
Operating income (loss)	152	2	(559)	8
Other income (expense):
Interest expense	(29)	(1)	(88)	(1)
Share of earnings (losses) of Expedia, Inc. (note 3)	—	40	—	18
Other, net	(23)	2	(71)	(2)
	(52)	41	(159)	15
Earnings (loss) before income taxes	100	43	(718)	23
Income tax (expense) benefit	23	(14)	259	(3)
Net earnings (loss)	123	29	(459)	20
Less net earnings (loss) attributable to the noncontrolling interests	109	—	(362)	—
Net earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$14	29	(97)	20
Basic net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 2)	$0.25	0.51	(1.70)	0.35
Diluted net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 2)	$0.24	0.51	(1.70)	0.35

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Net earnings (loss)	$123	29	(459)	20
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	208	(1)	696	(2)
Unrealized holding gains (losses) arising during the period, net of taxes	21	—	21	—
Other comprehensive earnings (loss)	229	(1)	717	(2)
Comprehensive earnings (loss)	352	28	258	18
Less comprehensive earnings (loss) attributable to the noncontrolling interest	305	—	251	—
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$47	28	7	18

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(459)	20
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,669	14
Stock-based compensation	92	—
Cash payments for stock-based compensation	—	(2)
Share of (earnings) losses of Expedia	—	(18)
Cash receipts from returns on investment in Expedia	—	17
Realized (gain) loss on foreign currency forwards	(1)	—
Deferred income tax expense (benefit)	(369)	(1)
Other noncash charges (credits), net	(110)	3
Changes in operating assets and liabilities
Current and other assets	(525)	13
Payables and other liabilities	1,623	(6)
Net cash provided (used) by operating activities	1,920	40
Cash flows from investing activities:
Capital expended for property and equipment	(532)	(10)
Purchases of short-term marketable securities and other investments	(1,713)	—
Sales of short-term marketable securities	921	—
Acquisitions by subsidiary, net of cash acquired	(170)	—
Other, net	8	—
Net cash provided (used) by investing activities	(1,486)	(10)
Cash flows from financing activities:
Borrowings of debt	1,624	308
Repayments of debt	(594)	(322)
Shares issued by subsidiary	180	—
Shares repurchased by subsidiary	(154)	—
Dividends paid by subsidiary	(110)	—
Proceeds from exercise of equity awards and employee stock purchase plan	5	—
Taxes paid in lieu of shares issued for stock-based compensation	(9)	—
Contribution from (distribution to) parent, net	—	(18)
Other financing activities, net	(18)	—
Net cash provided (used) by financing activities	924	(32)
Effect of foreign exchange rate changes on cash and cash equivalents	141	—
Net increase (decrease) in cash and cash equivalents	1,499	(2)
Cash and cash equivalents at beginning of period	1,851	2
Cash and cash equivalents at end of period	$3,350	—

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2017

					Accumulated
				Additional	other
	Preferred	Common stock		paid-in	comprehensive	Retained	Noncontrolling
	stock	Series A	Series B	capital	earnings (loss)	earnings	interests	Total equity
	amounts in millions
Balance at January 1, 2017	$—	1	—	423	(32)	2,371	17,529	20,292
Net earnings (loss)	—	—	—	—	—	(97)	(362)	(459)
Other comprehensive earnings (loss)	—	—	—	—	104	—	613	717
Stock-based compensation	—	—	—	17	—	—	78	95
Proceeds from exercise of Liberty Expedia Holdings, Inc. equity instruments	—	—	—	5	—	—	—	5
Proceeds from exercise of Expedia equity instruments and employee stock purchase plan	—	—	—	(66)	—	—	246	180
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Shares repurchased by subsidiary	—	—	—	(11)	—	—	(143)	(154)
Dividends paid by subsidiary	—	—	—	—	—	—	(110)	(110)
Change in ownership of noncontrolling interest	—	—	—	1	—	—	11	12
Additional non-controlling interest in connection with business combination (note 3)	—	—	—	—	—	—	167	167
Other	—	—	—	1	—	—	—	1
Balance at September 30, 2017	$—	1	—	361	72	2,274	18,029	20,737

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The reorganization agreement between Liberty Interactive and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Liberty Interactive with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between Liberty Interactive and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings shares office space with Liberty Interactive and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $1 million and $3 million was reimbursable to Liberty Media for the three and nine months ended September 30, 2017, respectively.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia’s variable cost of revenue and direct sales and marketing costs, which are typically realized in closer alignment to booking volumes, and the more stable nature of Expedia’s fixed costs. Furthermore, operating profits for Expedia’s primary advertising business, trivago N.V. (“trivago”), have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as Expedia aggressively markets during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

highest in the third quarter. The continued growth of Expedia’s international operations, advertising business or a change in its product mix, including the assimilation and growth of HomeAway, Inc. (“HomeAway”), may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends. Expedia expects that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings its seasonal trends may be somewhat more pronounced than Expedia’s other traditional leisure businesses.

Acquisitions by Subsidiary

During the nine months ended September 30, 2017, Expedia completed several business combinations, including one that Expedia had initially invested in during 2015.  The preliminary aggregate purchase price allocation, including a minority investment prior to consolidation for the acquisitions are as follows: Goodwill of $126 million, net assets including redeemable non-controlling interest of $12 million, including $5 million of acquired cash, intangible assets with definite lives of $76 million and a deferred tax liability of $21 million. The redeemable non-controlling interest was recorded in other long-term liabilities in our condensed consolidated balance sheet. In addition, on July 27, 2017, Expedia expanded its partnership with Traveloka Holding Limited (“Traveloka”) to include deeper cooperation on hotel supply and made a $350 million investment in Traveloka, which is included in the Other assets, net line item of the condensed consolidated balance sheet as of September 30, 2017.

Recent Accounting Policies

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company currently anticipates that it will adopt the new guidance effective the first quarter of 2018 using the modified retrospective method, however, the decision is not final and is subject to the completion of our subsidiaries’ analysis of the guidance. We are currently working with our subsidiaries to evaluate the quantitative effect that the new accounting guidance will have on the Company’s condensed consolidated financial statements and related disclosures.  Expedia has determined that the new guidance will not change its previous conclusions on net presentation, and it will impact its loyalty program accounting. Expedia will be required to re-value its liability using a relative fair value approach. Additionally, due to the new guidance’s definition of variable consideration, Expedia will be required to estimate and record certain variable payments earlier than currently recorded. Both changes are expected to result in a cumulative-effect adjustment to opening retained earnings, with an immaterial change to revenue on a go-forward basis. As the Company completes our overall assessment, we will identify and implement changes to our accounting policies and practices, business processes, and controls to support the new revenue recognition standard and disclosure requirements.

In January 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The most significant impact for the Company is with respect to the requirement that equity investments with readily determinable fair values, must be carried at fair value with

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

changes in fair value recorded through net income. Today, the Company has an investment that is designated as available for sale and is recorded at fair value with changes in fair value recorded through other comprehensive income. Upon adoption in the first quarter of 2018, the Company will record a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the annual period of adoption related to unrealized gains/losses, net of tax, previously classified within other comprehensive income and will begin recording fair value changes within other, net on its consolidated statements of operations. Fair value changes could vary significantly period to period. In addition, the Company intends to elect to measure minority equity investments that do not have a readily determinable fair value at cost less impairment, adjusted by observable price changes as permitted by the new guidance with changes recorded within other, net on our consolidated statement of operations.

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

In August and November 2016, the FASB issued new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We plan to adopt this new guidance on January 1, 2018 retrospectively and currently anticipate the most significant impact will be to include in our cash and cash-equivalent balances in the consolidated statement of cash flow those amounts that are deemed to be restricted cash and restricted cash equivalents.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In August 2017, the FASB amended the existing accounting guidance for hedge accounting. The amendments require expanded hedge accounting for both non-financial and financial risk components and refine the measurement of hedge results to better reflect an entity's hedging strategies. The new guidance also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

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

The Company issued 56,946,673 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016. The number of shares issued upon completion of the Expedia Holdings Split-Off was used to determine both basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016, as no Company equity awards were outstanding prior to the Expedia Holdings Split-Off.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	number of shares in millions
Basic WASO	57	NA	57	NA
Potentially dilutive shares (1)	1	NA	1	NA
Diluted WASO	58	NA	58	NA

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Excluded from diluted EPS for the three and nine months ended September 30, 2017 are less than a million potential common shares because their inclusion would be anti-dilutive.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(3) Investment in Expedia

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio as well as destination services and activities. Expedia Holdings began consolidating Expedia as of November 4, 2016, the completion date of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. As of September 30, 2017, Expedia Holdings beneficially owned approximately 15.5% of the outstanding Expedia common stock which represents a 51.9% voting interest in Expedia.

In conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia which resulted in an approximate $2.0 billion gain during the fourth quarter of 2016. The gain on the transaction was excluded from taxable income. Additionally, the deferred income tax liability that had historically resulted from the difference between the book basis and tax basis of the Company’s ownership in Expedia shares was reversed as a result of the transaction. As control of Expedia was achieved without the exchange of consideration, in order to apply acquisition accounting, we used the sum of the fair value (including an applicable control premium) of our ownership interest previously held (approximately $3.0 billion) and the fair value of the initial noncontrolling interest ($16.5 billion), as determined based on the trading price of Expedia (Level 1) at the time control was obtained and the fair value of Expedia’s vested options (Level 2) on November 4, 2016. Following the Expedia Holdings Split-Off, Expedia is a consolidated subsidiary with an approximate 85% noncontrolling interest as of September 30, 2017.

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
$19,453

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Acquired Expedia nonamortizable intangible assets consist of trademarks and tradenames. Expedia amortizable intangible assets were comprised of customer relationships of $4,233 million with a weighted average

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

life of approximately 9 years, developed technology of $1,480 million with a weighted average life of approximately 5 years, supplier relationships of $980 million with a weighted average life of approximately 4 years and other intangible assets of $81 million with useful lives of 1 to 6 years. None of the acquired goodwill is expected to be deductible for tax purposes. The Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the Expedia transaction during the second quarter of 2017, including an increase to the initial noncontrolling interest of $167 million and a corresponding increase to goodwill of $126 million, and decrease to deferred income tax liabilities, net of $41 million.  As of September 30, 2017, the valuation related to the acquisition of a controlling interest in Expedia is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities and tax balances.

Included in the Company’s net earnings (loss) for the three and nine months ended September 30, 2017 are acquisition accounting-related adjustments of $221 million and $747 million, respectively, primarily related to amortization on the fair value step-up of amortizable intangible assets acquired.

The following unaudited pro forma presentation of revenue and net earnings of Expedia Holdings for the three and nine months ended September 30, 2016, was prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, and utilizing 57 million common shares for the calculation of basic and diluted EPS, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016.

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
	amounts in millions
Revenue	$2,667	6,858
Net earnings (loss)	$69	(624)
Net earnings (loss) attributable to Expedia Holdings shareholders	$11	(119)
Basic net earnings (loss) attributable to Expedia Holdings shareholders per common share	$0.18	(2.10)
Diluted net earnings (loss) attributable to Expedia Holdings shareholders per common share	$0.18	(2.10)

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

Dividends declared by Expedia

During the nine months ended September 30, 2017, Expedia has declared a quarterly cash dividend each quarter, and has paid in cash an aggregate amount of $130 million to stockholders of record on each respective record date, of which the Company has received $20 million. In addition, in October 2017, Expedia declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on December 7, 2017 to stockholders of record as of the close of business on November 16, 2017.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia share repurchases

In February 2015, Expedia’s Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of its common stock. There is no fixed termination date for the repurchases. As of September 30, 2017, 6.2 million shares remain authorized for repurchase under the 2015 authorization. During the nine months ended September 30, 2017, Expedia repurchased 1.0 million shares for a total cost of $139 million, excluding transaction costs.

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2017			December 31, 2016
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$892	159	733	464	164	300
Short-term marketable securities	$541	—	541	72	—	72
Available for sale securities (1)	$313	307	6	16	—	16
Debt	$427	427	—	—	—	—

(1)	Available for sale securities are included in the Other assets, net line item in the condensed consolidated balance sheet.

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of September 30, 2017, cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

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

Corporate debt securities are investment grade, all of which are classified as available for sale. As of September 30, 2017, Expedia had approximately $37 million of short-term available for sale securities, classified in Other current assets, and approximately $6 million of long-term available for sale investments, classified in Other assets. As of December 31, 2016, Expedia had approximately $48 million of short-term available for sale securities, classified in Other current assets, and approximately $16 million of long-term available for sale investments, classified in Other assets. As of September 30,

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2017 and December 31, 2016, the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

 As of September 30, 2017 and December 31, 2016 the gross unrealized gains related to available for sale securities were $34 million and zero, respectively. There were no unrealized holding losses related to available for sale securities for the periods presented.

(5) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Corporate and other	Total
Balance as of January 1, 2017	$16,560	57	16,617
Acquisitions (1)	126	—	126
Foreign exchange translation	554	—	554
Other (2)	108	—	108
Balance as of September 30, 2017	$17,348	57	17,405

(1)	As discussed in note 1, Expedia completed several acquisitions during the nine months ended September 30, 2017, which resulted in a $126 million increase to goodwill.
(2)	As discussed in note 3, during the second quarter of 2017, the preliminary purchase price allocation for the Expedia acquisition was adjusted, resulting in a $126 million increase to goodwill.

Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $517 million and $3 million for the three months ended September 30, 2017 and 2016, respectively, and $1,476 million and $9 million for the nine months ended September 30, 2017 and 2016, respectively. Based on its amortizable intangible assets as of September 30, 2017, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2017	$489
2018	1,555
2019	1,143
2020	662
2021	482
Total	$4,331

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Long-Term Debt and Capital Lease Obligations

Outstanding debt and capital leases at September 30, 2017 and December 31, 2016 are summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2017	2017	2016
	amounts in millions
Expedia Holdings margin loan	$—	$—	350
Expedia Holdings 1% Exchangeable Senior Debentures due 2047	400	427	—
Expedia 7.456% senior notes due 2018	500	525	544
Expedia 5.95% senior notes due 2020	750	820	837
Expedia 2.5% (€650 million) senior notes due 2022	768	812	727
Expedia 4.5% senior notes due 2024	500	521	523
Expedia 5.0% senior notes due 2026	750	785	787
Expedia 3.8% senior notes due 2028	1,000	990	—
Vitalize secured notes	8	8	13
Vitalize revolving line of credit due 2020	11	11	11
Capital lease obligations	2	2	3
Total debt and capital lease obligations	$4,689	4,901	3,795
Less portion classified as current		(547)	(7)
Total long-term debt and capital lease obligations		$4,354	3,788

1.0% Exchangeable Senior Debentures

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047 (the “debentures”).  Upon exchange of the debentures, the Company, at its option, may deliver registered shares of Expedia common stock (“EXPE”), cash or a combination of EXPE and cash. Initially, 5.1566 shares of EXPE are attributable to each $1,000 original principal amount of the debentures, representing an initial exchange price of approximately $193.93 for each share of EXPE. A total of approximately 2.1 million shares of Expedia common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2017. The debentures may be redeemed by the Company, in whole or in part, on or after July 5, 2022. Holders of the debentures also have the right to require the Company to purchase their debentures on July 5, 2022.  The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest, plus any final period distribution. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments of less than $1 million and $33 million for the three and nine months ended September 30, 2017, respectively, are recognized as unrealized gains (losses) in the Other, net line item in the condensed consolidated statements of operations.

The net proceeds from the offering of the debentures were used to pay down outstanding borrowings of $350 million on the $400 million margin loan due 2018.

$400 Million Margin Loan due 2018

On November 1, 2016, LEXE Marginco, LLC (“SplitSPV”), a wholly-owned subsidiary of Expedia Holdings, entered into a margin loan agreement with an availability of $400 million with various lender parties. This margin loan had a term of two years and bore interest at a rate of LIBOR plus 1.60% and contained an undrawn commitment fee of 0.75% per

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

annum. Interest on the term loan was payable on the last business day of each calendar quarter, beginning on December 31, 2016. The margin loan contained various affirmative and negative covenants that restricted the activities of the borrower. The loan agreement did not include any financial covenants. On November 2, 2016, Expedia Holdings drew $350 million under the margin loan, and on November 4, 2016, Expedia Holdings distributed approximately $299 million of the proceeds to Liberty Interactive as a dividend. In connection with the offering of the debentures in June 2017 (discussed above), the outstanding borrowings under the margin loan were repaid, the margin loan was terminated, and shares of EXPE held as collateral for the loan were released.

Expedia Outstanding Debt

Expedia 7.456% senior notes due 2018

Expedia has $500 million in registered senior unsecured notes outstanding at September 30, 2017 that are due in August 2018 and bear interest at 7.456% (the “Expedia 7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the Expedia 7.456% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 7.456% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method. As the Expedia 7.456% Notes are due within one year they have been classified as current as of September 30, 2017.

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at September 30, 2017 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered senior unsecured notes outstanding at September 30, 2017 that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”). The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year. Expedia may redeem the Expedia 2.5% Notes at its option, in whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at September 30, 2017 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.0% senior notes due 2026

Expedia has $750 million in registered senior unsecured notes outstanding at September 30, 2017 that are due in February 2026 and bear interest at 5.0% (the "Expedia 5.0% Notes"). The Expedia 5.0% Notes were issued at 99.535% of par. Interest is payable semi-annually in arrears in February and August of each year. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 3.8% senior notes due 2028

Expedia has $1 billion in senior unsecured notes outstanding at September 30, 2017 that are due in February 2028 and bear interest at 3.8% (the "Expedia 3.8% Notes"). The Expedia 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. Expedia may redeem the Expedia 3.8% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 3.8% Notes prior to November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 3.8% Notes on or after November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest. Expedia also entered into a registration rights agreement with respect to the Expedia 3.8% Notes, under which it agreed to use commercially reasonable best efforts to file a registration statement to permit the exchange of the Expedia 3.8% Notes for registered notes having the same financial terms and covenants as the Expedia 3.8% Notes, and cause such registration statement to become effective and complete the related exchange offer within 365 days of the issuance of the Expedia 3.8% Notes. If Expedia fails to satisfy certain of its obligations under the registration rights agreement, it will be required to pay additional interest of 0.25% per annum to the holders of the Expedia 3.8% Notes until such registrations right default is cured.

The Expedia 7.456%, 5.95%, 2.5%, 4.5%, 5.0% and 3.8% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. In addition, the Notes include covenants that limit Expedia’s ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of its assets. The Expedia 5.95%, 2.5%, 4.5%, 3.8% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia Credit Facility

As of September 30, 2017, Expedia maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, and expires in February 2021. As of September 30, 2017, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 1.375% and the commitment fee on undrawn amounts at 0.175% as of September 30, 2017. The facility contains covenants including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of September 30, 2017, there were $16 million of outstanding stand-by LOCs issued under the facility.

In addition, one of Expedia’s international subsidiaries maintains a €50 million uncommitted credit facility, which is guaranteed by Expedia and may be terminated at any time by the lender. As of September 30, 2017, there were no borrowings outstanding under this facility.

Vitalize Secured Notes

As of September 30, 2017, Vitalize has various outstanding secured notes. Principal and interest payments on the secured notes are payable monthly based on the date of issuance. The secured notes are comprised of both fixed and variable rate notes with an interest rate of 4.14% on the fixed rate note and an interest rate of LIBOR plus 2.50% on one of the variable rate notes and an interest rate at the CB Floating Rate, with a rate option balance that accrues interest at LIBOR plus 2.50%, on the other variable rate note (3.79% on the two variable rate notes at September 30, 2017). The maturity dates on the secured notes range from 2019 to 2022. The land and building purchased by Vitalize in March 2012 for its corporate headquarters are pledged as collateral under the terms of the master term loan agreement for a portion of the outstanding secured notes. As of September 30, 2017, the total outstanding balance of the secured notes is $8 million.

Vitalize Revolving Line of Credit

As of September 30, 2017, Vitalize has a revolving line of credit (the "Revolver") which is secured by Vitalize's inventory and accounts receivable. The maximum amount allowed under the Revolver is $50 million. Vitalize periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. The Revolver matures on January 20, 2020. The outstanding balance accrues interest at the CB Floating Rate less 1.25%, with a rate option balance that accrues interest at LIBOR plus 1.50%. As of September 30, 2017, the outstanding balance on the Revolver is approximately $11 million subject to an interest rate of 2.85%.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

September 30,
2017
Expedia 7.456% senior notes due 2018	$524
Expedia 5.95% senior notes due 2020	$822
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$820
Expedia 4.5% senior notes due 2024	$531
Expedia 5.0% senior notes due 2026	$819
Expedia 3.8% senior notes due 2028	$992

(1)	Approximately 694 million Euro as of September 30, 2017.

The Company estimates the fair value of its margin loan, secured notes and Revolver based on the current rate offered to the Company for debt of the same remaining maturities (level 3). The Company believes that the carrying value of its margin loan, Revolver and secured notes approximated fair value at September 30, 2017 and December 31, 2016.

Covenant Compliance

As of September 30, 2017, Vitalize was not in compliance with one of its financial covenants related to its fixed charge coverage ratio on approximately $2 million of the Vitalize Secured Notes outstanding and the $11 million outstanding on the Vitalize Revolving Credit Line. In addition, Vitalize was not in compliance with its funded debt ratio covenant on $8 million of the Vitalize Secured Notes.  Subsequent to September 30, 2017, Vitalize obtained a waiver of default from the lending institution related to its Revolving Credit Line. The Vitalize Secured Notes were reclassified to current as of September 30, 2017.

Expedia Holdings and Expedia were in compliance with their debt covenants which consist of both financial and non-financial covenants as of September 30, 2017.

(7) Stock-Based Compensation

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to Expedia for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Operating costs and expenses:
Operating expense	$3	—	10	—
Selling and marketing	13	—	39	—
Technology and content	19	—	53	—
General and administrative	(60)	1	(10)	—
	$(25)	1	92	—

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

There were no options to purchase shares of Series A or Series B common stock granted and no exercise, forfeiture or cancellation activity for Series B common stock during the nine months ended September 30, 2017.

Expedia Holdings – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Expedia Holdings common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average		Aggregate
			remaining		intrinsic
	Series A	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2017	1,317	$24.46
Granted	—	$—
Exercised	(298)	$18.08
Forfeited/Cancelled	(8)	$41.89
Outstanding at September 30, 2017	1,011	$26.21	2.9	years	$27
Exercisable at September 30, 2017	755	$21.18	1.9	years	$24

As of September 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $12 thousand. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately one year.

As of September 30, 2017, the Company reserved 1.7 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Expedia - Stock-based Compensation

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, Expedia may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to its directors, officers, employees and consultants. Expedia issues new shares to satisfy the exercise or release of stock-based awards.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia’s annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. In 2017, Expedia introduced an equity choice program for annual awards that allows for the choice of stock options or RSUs, with certain limitations. During the nine months ended September 30, 2017, Expedia granted approximately 3 million stock options and 1 million RSUs. The fair value of the stock options granted was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. As of September 30, 2017, Expedia had stock-based awards outstanding representing approximately 19 million shares of its common stock, consisting of options to purchase approximately 16 million shares of its common stock with a weighted average exercise price of $93.89 and weighted average remaining life of 4.6 years and approximately 2 million RSUs.

During the third quarter of 2017, as a result of the recent departure of Expedia’s former CEO and the related forfeiture of certain of his stock-based awards, the Company reversed $88 million of previously recognized stock-based compensation within general and administrative expense.

The stock-based compensation recognized by Expedia Holdings related to Expedia stock options and restricted stock awards was a benefit of $25 million and expense of $95 million for the three and nine months ended September 30, 2017, respectively.

(8) Commitments and Contingencies

Leases

The Company leases certain warehouse and office space, equipment, furniture and computer software under both capital and noncancelable operating leases that expire at various dates through 2026. The Company is responsible, under all leases, for related building maintenance and property taxes. Certain leases contain periodic rent escalation adjustments and renewal options. Total rental expense was $45 million and less than $1 million for the three months ended September 30, 2017 and 2016, respectively, and $127 million and $2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Litigation Relating to Occupancy Taxes. Ninety-six lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Seventeen lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-one of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-seven dismissals were based on a finding that Expedia and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $40 million as of September 30, 2017. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within Legal reserves, occupancy tax and other in the condensed consolidated statements of operations.

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

Hawaii (General Excise Tax). During 2013, the Expedia companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii.  In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia companies, including Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.

The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions.  Those assessments are currently under review in the Hawaii tax courts. The Hawaii tax court has scheduled trial on the agency hotel and car rental matters for February 9, 2019.

Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also currently under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The appeals have been transferred to the Hawaii Supreme Court and remain pending. The Hawaii tax court’s decision did not resolve merchant car rental transactions for the tax year 2014, which also remain under review.

San Francisco (Occupancy Tax). During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco and in May 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

periods. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.  The California Court of Appeals has lifted the stay for this case and the appeal is proceeding.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision.  The court annulled parity clauses contained in the agreements at issue, ordered Expedia to amend its contracts, and imposed a fine.  Expedia intends to appeal the decision. Any such appeal will not stay payment of the fine.

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

Legislative bodies in certain countries have also adopted, or are proposing to adopt, new domestic anti-parity clause legislation.  On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron ("Article 133") that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

that violates both EU and French legal principles.  Therefore Expedia has submitted a complaint to the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133. Legislation banning certain parity provisions in contracts between online travel companies and Austrian accommodation providers became effective on December 31, 2016.  Expedia believes this legislation violates both EU and Austrian legal principles and therefore, Expedia has submitted a complaint to the European Commission relating to this legislation. Furthermore legislation banning certain parity provisions in contracts between online travel companies and Italian accommodation providers became effective on August 29, 2017.  Expedia believes this legislation violates both EU and Italian legal principles and therefore, Expedia will also challenge this legislation at the European Commission.

A motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament. Moreover, in Belgium, the government is also reviewing narrow parity provisions. Expedia is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case.  It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

For the nine months ended September 30, 2017, Expedia Holdings has identified Expedia as its reportable segment. Expedia is a consolidated subsidiary of the Company that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment. Beginning on the date of the Expedia Holdings Split-Off, the Company only includes the results of Expedia, as consolidated, in the segment information reported below.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

	Three months ended September 30,
	2017		2016
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$2,963	715	NA	NA
Corporate and other	66	(2)	96	7
	$3,029	713	96	7

	Nine months ended September 30,
	2017		2016
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$7,675	1,241	NA	NA
Corporate and Other	230	—	325	22
	$7,905	1,241	325	22

Other Information

	September 30, 2017
	Total	Capital
	assets	expenditures
	amounts in millions
Expedia	$36,678	526
Corporate and other	274	6
	$36,952	532

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$713	7	1,241	22
Legal reserves, occupancy tax and other	1	—	(23)	—
Restructuring and related reorganization charges	(4)	—	(16)	—
Stock-based compensation	25	(1)	(92)	—
Depreciation and amortization	(583)	(4)	(1,669)	(14)
Operating income (loss)	152	2	(559)	8
Interest expense	(29)	(1)	(88)	(1)
Share of earnings (loss) of Expedia	—	40	—	18
Other, net	(23)	2	(71)	(2)
Earnings (loss) before income taxes	$100	43	(718)	23

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

Overview

Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. We own an approximate 15.5% equity interest and 51.9% voting interest in Expedia as of September 30, 2017.

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

Results of Operations—Consolidated

Consolidated Operating Results

The amounts included in the table below represent the Company’s results for each of the three and nine months ended September 30, 2017 and 2016, as well as a period over period comparison of revenue, operating income (loss) and Adjusted OIBDA for the three and nine months ended September 30, 2017 and 2016, with 2016 amounts reported on a pro forma basis, prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisitions, as if the consolidation of Expedia was completed on January 1, 2016. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been as if the transaction had happened previously and the Company consolidated Expedia during the historical period presented.

					Pro forma
	Three months ended		Nine months ended		Three months ended	Nine months ended
	September 30,		September 30,		September 30,	September 30,
	2017	2016	2017	2016	2016	2016
	amounts in millions
Revenue
Expedia	$2,963	—	7,675	—
Corporate and other	66	96	230	325
Consolidated Expedia Holdings	$3,029	96	7,905	325	2,667	6,858

Operating income (loss)
Expedia	158	—	(549)	—
Corporate and other	(6)	2	(10)	8
Consolidated Expedia Holdings	$152	2	(559)	8	33	(1,022)

Adjusted OIBDA
Expedia	715	—	1,241	—
Corporate and other	(2)	7	—	22
Consolidated Expedia Holdings	$713	7	1,241	22	662	1,045

Expedia Holdings began consolidating the results of Expedia beginning on November 4, 2016, in connection with the completion of the Expedia Holdings Split-Off. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

Revenue

Consolidated Expedia Holdings revenue increased $2.9 billion and $7.6 billion for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year.

The increase in revenue during 2017 was primarily due to a $3.0 billion and $7.7 billion increase in revenue from Expedia during the three and nine months ended September 30, 2017, respectively, as a result of the consolidation of Expedia in connection with the Expedia Holdings Split-Off on November 4, 2016. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

The $3.0 billion and $7.7 billion increases in revenue during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year, due to the consolidation of Expedia were partially offset by decreases in Vitalize revenue of $30 million and $95 million during the same respective periods. The decrease in Vitalize revenue during the current year was primarily driven by an 18% decrease in store visits and a 5% decline in conversion rates, leading to a decrease in order volumes from the prior year by approximately 22%. In addition there was a 5% reduction in the product average order value. The traffic decline on the retail website is the result of search engine optimization marketing channel declines resulting from algorithmic and ranking changes. Strategic changes to shipping and advertising revenue also contributed to the revenue decrease, as free and flat rate shipping was launched to improve the customer experience.

On a pro forma basis, total revenue increased by $362 million and $1,047 million and for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in revenue on a pro forma basis is primarily due to increases in Expedia’s actual stand-alone revenue of $385 million and $1,060 million for the same respective periods.

Operating Income (Loss)

Consolidated Expedia Holdings operating income increased $150 million and operating loss increased $567 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year.

Expedia operating income increased $158 million and operating loss increased $549 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s operating income and operating loss for the three and nine months ended September 30, 2017 includes $324 million and $1,061 million, respectively, of operating losses due to acquisition accounting adjustments. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

Corporate and other operating income decreased by $8 million and $18 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, due to corporate overhead, personnel costs and stock-based compensation expense associated with awards granted to employees of Expedia Holdings subsequent to the Expedia Holdings Split-Off. Vitalize’s operating income decreased for the three months ended September 30, 2017 as compared to the corresponding period in the prior year, primarily as a result of a $30 million decline in revenue, as discussed above, offset by a $23 million decrease in operating expenses. The decrease in Vitalize’s operating expense was primarily due to an $18 million decrease in cost of goods sold during the three months ended September 30, 2017, as compared to the corresponding period in the prior year as a result of a decrease in product sales, shipping costs and Vitalize's ability to cost effectively source products. Additionally, Vitalize's operating expenses decreased $5 million during the three months ended September 30, 2017, as compared to the corresponding period in the prior year, driven by lower personnel costs and lower merchant processing fees. Vitalize’s operating income decreased for the nine months ended September 30, 2017 as compared to the corresponding period in the prior year, primarily as a result of a $95 million decline in revenue, as discussed above, offset by a $79 million decrease in operating expenses.  The decrease in Vitalize’s operating expenses was primarily due to a $68 million decrease in cost of goods sold during the nine months ended September 30, 2017 as a result of a decrease in product sales and shipping costs.  In addition, Vitalize’s operating expenses decreased $11 million during the nine months ended September 30, 2017, as compared to the same period in the prior year, driven by decreased personnel costs, decreased marketing free gift expense and lower merchant processing fees.

On a pro forma basis, operating income (loss) improved by $119 million and $463 million for the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods in the prior year. The pro forma improvement in operating loss is primarily attributable to improvements in acquisition accounting-related adjustments of $31 million and $284 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016 due to an accelerated amortization model based on estimated usage. Expedia’s actual stand-alone operating income improved $96 million and $197 million for the same respective periods. These improvements were offset by decreases in corporate and other operating income of $8 million and $18 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year, as discussed above.

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

Consolidated Expedia Holdings Adjusted OIBDA increased $706 million and $1,219 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year.

Expedia Adjusted OIBDA increased $715 million and $1,241 million during the three and nine months ended September 30, 2017, respectively, when compared to the corresponding periods in 2016, primarily due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s Adjusted OIBDA for the three and nine months ended September 30, 2017 includes decreases in revenue of $3 million and $66 million, respectively, as a result of acquisition accounting adjustments. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

Additionally, corporate and other Adjusted OIBDA decreased $9 million and $22 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year, due to corporate expenses incurred by the Company under the services and facilities sharing agreements with Liberty Media Corporation as well as other legal and other professional expenses during the three and nine months ended September 30, 2017. Vitalize Adjusted OIBDA decreased for each of the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year, primarily as a result of the revenue and operating expense fluctuations discussed above.

On a pro forma basis, Adjusted OIBDA improved by $51 million and $196 million for the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods in the prior year. Expedia’s actual stand-alone Adjusted OIBDA improved $55 million and $137 million for the respective corresponding periods. Additionally, the pro forma improvements in Adjusted OIBDA for these periods are due to improvements in acquisition accounting-related adjustments of $5 million and $81 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016 due to deferred revenue adjustments that are fully recognized during the initial fiscal year of consolidation. These pro forma improvements were partially offset by decreases of $9 million and $22 million in corporate and other Adjusted OIBDA during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year, as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Interest expense
Expedia	$(27)	—	(81)	—
Corporate and other	(2)	(1)	(7)	(1)
Consolidated Expedia Holdings	$(29)	(1)	(88)	(1)

Share of earnings (loss) of Expedia
Expedia	$—	—	—	—
Corporate and other	—	40	—	18
Consolidated Expedia Holdings	$—	40	—	18

Other, net
Expedia	$(22)	—	(41)	—
Corporate and other	(1)	2	(30)	(2)
Consolidated Expedia Holdings	$(23)	2	(71)	(2)

Interest expense

Consolidated Expedia Holdings interest expense increased $28 million and $87 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases in 2017 were primarily due to the consolidation of Expedia in connection with the Expedia Holdings Split-Off on November 4, 2016 and interest expense associated with outstanding borrowings of $350 million on a margin loan entered into by the Company on November 2, 2016.

Share of earnings (losses) of Expedia

The Company’s share of earnings of Expedia decreased $40 million and $18 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. Due to the Governance Agreement with Mr. Diller and Stockholders Agreement with Mr. Diller (the “Stockholders Agreement”) entered into by the Company in connection with the Expedia Holdings Split-Off, the Company only recognized Expedia’s share of earnings through November 4, 2016. See the “Results of Operations – Expedia” below for a discussion of Expedia’s stand-alone results. Additionally, see note 3 in the accompanying notes to the condensed consolidated financial statements for additional discussion of the Company's investment in Expedia.

Other, net

Other, net decreased $25 million and $69 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The loss during the nine months ended September 30, 2016 was due to a loss on dilution of our investment in Expedia, which was the result of equity issuances at Expedia below Expedia Holdings’ book basis per share primarily related to the exercise of stock options. The other, net loss during the three and nine months ended September 30, 2017 was primarily due to foreign exchange rate losses, and unrealized losses related to the fair market value adjustment on the Company’s 1.0% Exchangeable Senior Debentures due 2047, partially offset by interest income.

Income tax benefit (expense)

We had an income tax benefit of $23 million and $259 million for the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2017, the effective tax rate is less than the U.S. statutory tax rate of 35% due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, an increase in federal tax credits, and the effect of state taxes, partially offset by changes in unrecognized tax benefits and the recognition of excess tax expense and windfalls related to share-based compensation.  For the nine months ended September 30, 2017, the effective tax rate is greater than the U.S. statutory rate due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, an increase in federal tax credits, and the effect of state taxes, partially offset by changes in unrecognized tax benefits and the recognition of excess tax expense and windfalls related to share-based compensation. We had an income tax expense of $14 million and $3 million for the three and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2016, the effective tax rate is less than the U.S. statutory tax rate of 35% due to the dividends received deduction on dividends from Expedia and an increase in federal tax credits, partially offset by the effect of state taxes. For the nine months ended September 30, 2016, the effective tax rate is less than the U.S. statutory rate due to the dividends received deduction on dividends from Expedia and an increase in federal tax credits.

Net earnings (losses)

We had net earnings of $123 million and $29 million for the three months ended September 30, 2017 and 2016, respectively, and net losses of $459 million and net earnings of $20 million for the nine months ended September 30, 2017 and 2016, respectively. The change in net loss was the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Material Changes in Financial Condition

As of September 30, 2017, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, cash generated by Vitalize’s operating activities (to the extent such cash exceeds the working capital needs of the subsidiary and is not otherwise restricted), proceeds from asset sales, outstanding debt facilities, debt and equity issuances and dividend and interest receipts.

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047. The net proceeds from the offering of the debentures were used to repay outstanding borrowings of $350 million on the $400 million margin loan due 2018. The $400 million margin loan due 2018 was terminated, and shares of Expedia common stock (“EXPE”) held as collateral for the loan were released.

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

As of September 30, 2017 the Company had a cash balance of $3,350 million. Approximately $3,240 million of the cash balance is held by Expedia. Although we have an approximate 51.9% voting interest in Expedia as of September 30, 2017, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 15.5% economic interest in Expedia as of September 30, 2017. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. Even upon consolidation of Expedia, we do not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of September 30, 2017, approximately $1.4 billion of Expedia’s cash and short-term investment balances are held in wholly-owned foreign subsidiaries (which includes $903 million related to earnings permanently reinvested outside the United States) as well as $317 million held in majority-owned subsidiaries, which is also permanently reinvested outside the United States. To date, Expedia has permanently reinvested the majority of these foreign earnings outside of the United States, and Expedia does not intend to repatriate these earnings to fund U.S. operations. Should Expedia distribute earnings of foreign subsidiaries in the form of dividends or otherwise, it may be subject to U.S. income taxes.

As of September 30, 2017, Expedia has $1.5 billion available for borrowing under its revolving credit facility. As of September 30, 2017, the Company has a corporate cash balance of approximately $110 million.

Expedia Holdings does not have a debt rating. As of September 30, 2017, Vitalize was not in compliance with one of its financial covenants related to its fixed charge coverage ratio on approximately $2 million of the Vitalize Secured Notes outstanding and the $11 million outstanding on the Vitalize Revolving Credit Line. In addition, Vitalize was not in compliance with its funded debt ratio covenant on $8 million of the Vitalize Secured Notes. Subsequent to September 30, 2017, Vitalize obtained a waiver of default from the lending institution related to its Revolving Credit Line. The Vitalize Secured Notes were reclassified to current as of September 30, 2017.

Expedia Holdings and Expedia were in compliance with their debt covenants as of September 30, 2017.

	Nine months ended
	September 30,
	2017	2016
	amounts in millions
Cash flow information
Expedia net cash provided (used) by operating activities	$1,922	—
Corporate and other net cash provided (used) by operating activities	(2)	40
Net cash provided (used) by operating activities	$1,920	40
Expedia net cash provided (used) by investing activities	$(1,480)	—
Corporate and other net cash provided (used) by investing activities	(6)	(10)
Net cash provided (used) by investing activities	$(1,486)	(10)
Expedia net cash provided (used) by financing activities	$861	—
Corporate and other net cash provided (used) by financing activities	63	(32)
Net cash provided (used) by financing activities	$924	(32)
Effect of foreign exchange rate changes on cash and cash equivalents	$141	—

During the three and nine months ended September 30, 2017, our primary uses of cash (excluding Expedia’s uses of cash) were net debt repayments of $38 million (see note 6 to the accompanying condensed consolidated financial statements). This use of cash was funded by cash on hand and cash provided by operating activities.

During the nine months ended September 30, 2016, our primary uses of cash included an $18 million contribution to parent, net repayments of debt of approximately $14 million and capital expenditures of approximately $10 million. These uses of cash were funded by cash on hand and cash provided by operating activities.

During the nine months ended September 30, 2017, Expedia paid dividends to Expedia Holdings, aggregating approximately $20 million.

The projected use of our cash will be continued investment in the growth of the Vitalize business and potential additional investments in new or existing businesses.

During the nine months ended September 30, 2017, Expedia’s primary uses of cash included net $1,713 million cash invested in short-term marketable securities, $526 million in capital expenditures, $170 million in acquisitions (see note 1 to the accompanying condensed consolidated financial statements) $154 million in share repurchases and $130 million of cash dividends paid (including $20 million paid to Expedia Holdings). These uses of cash were funded by cash on hand, cash provided by operating activities, cash provided by the exercise of options and employee stock purchase plans.

The $141 million effect of foreign exchange rate changes on cash and cash equivalents during the nine months ended September 30, 2017 reflects appreciations of foreign currencies during the period.

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

As of September 30, 2017, we own an approximate 15.5% equity interest and 51.9% voting interest in Expedia. Historically, Liberty Interactive was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of EXPE and Expedia class B common stock owned by Liberty Interactive. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off, subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone, Leslie Malone, Liberty Interactive and the Company. As a result, we began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings. The amounts included in the table below represent Expedia's stand-alone results for the three and nine months ended September 30, 2017 and 2016.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Revenue	$2,966	2,581	7,741	6,681
Operating expenses, excluding stock-based compensation	(2,248)	(1,918)	(6,433)	(5,510)
Adjusted OIBDA	718	663	1,308	1,171
Depreciation and amortization	(227)	(201)	(653)	(596)
Stock-based compensation	(7)	(48)	(104)	(198)
Legal reserves, occupancy tax and other	2	(22)	(23)	(29)
Restructuring and related reorganization charges	(4)	(6)	(16)	(33)
Operating income (loss)	482	386	512	315
Other income (expense), net	(67)	(46)	(171)	(154)
Earnings (loss) before income taxes	415	340	341	161
Income tax benefit (expense)	(66)	(61)	(22)	15
Net earnings (loss)	349	279	319	176
Less: net earnings (loss) attributable to noncontrolling interest	(3)	—	(4)	(26)
Net earnings attributable to Expedia shareholders	$352	279	323	202

Expedia had net income of approximately $349 million and $279 million for the three months ended September 30, 2017 and 2016, respectively, and of $319 million and $176 million for the nine months ended September 30, 2017 and 2016, respectively.

Expedia's revenue increased $385 million and $1,060 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in 2017 was primarily driven by growth in the Expedia’s Core Online Travel Companies, including growth at Brand Expedia and Expedia® Affiliate Network (“EAN”), as well as growth at trivago and Homeaway.

Lodging revenue, which includes hotel and HomeAway revenue, increased 15% for both the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to a 16% and 17% increase in room nights stayed, respectively, driven by growth at Brand Expedia, HomeAway and EAN, partially offset by a 1% and 2% decrease in revenue per room night, respectively.

Worldwide air revenue decreased 7% for the three months ended September 30, 2017, compared to the same period in 2016, due to a 10% decrease in revenue per ticket, partially offset by a 4% increase in air tickets sold. Worldwide air revenue increased 1% for the nine months ended September 30, 2017, compared to the same period in 2016, due to a 5% increase in air tickets sold, partially offset by a 4% decrease in revenue per ticket.

The remaining worldwide revenue, other than lodging and air discussed above, which includes advertising and media, car rental, destination services and fee revenue related to Expedia’s corporate travel business, increased by 22% and 26% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to growth in advertising and media revenue as well as growth in Expedia’s travel insurance and car rental products.

In addition to the above product revenue discussion, Expedia’s revenue by business model is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Revenue by business model
Merchant	$1,559	1,407	4,111	3,682
Agency	803	723	2,058	1,858
Advertising and media (1)	299	241	858	617
HomeAway	305	210	714	524
Total revenue	$2,966	2,581	7,741	6,681

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

Merchant revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. Agency revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the growth in agency hotel. Advertising and media revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to continued growth in revenue at trivago and Expedia Media Solutions. HomeAway revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to growth in transactional revenue of approximately 115% and 130%, respectively, driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 35% and 30%, respectively.

The increase in revenue (described above) during the three and nine months ended September 30, 2017 was impacted by a $330 million and $923 million increase in operating expenses, respectively, a $26 million and $57 million increase in depreciation and amortization expense, respectively, and a $5 million and $37 million increase in income tax expense, respectively, partially offset by a $24 million and $6 million decrease in legal reserves, occupancy tax and other, respectively, a $41 million and $94 million decrease in stock-based compensation expense, respectively, and a $2 million and a $17 million decrease in restructuring and related reorganization charges, all described below.

The increase in operating expenses during 2017 was primarily due to a $256 million and $775 million increase in selling and marketing expense during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year, driven by increases of $217 million and $709 million of direct costs, including online and offline marketing expenses, respectively. Trivago, Brand Expedia, EAN and Hotels.com accounted for the majority of the total direct cost increases. Additionally, the increase in cost of service revenue during 2017 was driven by $36 million and $83 million of higher data center, cloud and other costs during the three and nine months ended September 30, 2017, as compared to the same periods in the prior year, respectively, including $8 million and $23 million related to an increase in data center related depreciation expense, respectively.

The increase in depreciation and amortization during 2017 was primarily due to increased depreciation and amortization of technology and data center assets, partially offset by a decrease in the amortization of intangible assets during the period due to certain intangible assets becoming fully amortized.

Stock-based compensation decreased during 2017 as compared to 2016, primarily due to the current period reversal of approximately $41 million of previously recognized stock-based compensation expense related to a departure of a senior executive officer and a decrease in stock-based compensation at trivago.

Legal reserves, occupancy tax and other consists of changes in Expedia’s reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves. The amounts in the three and nine months ended September 30, 2017, related to changes in Expedia’s reserve related to hotel occupancy and other taxes. During the three and nine months ended September 30, 2016, Expedia recognized approximately $11 million for amounts expected to be paid in advance of litigation related to "merchant model” car rental transactions in connection with Hawaii's general excise tax litigation. The remaining expense in the three and nine months ended September 30, 2016 related to changes in Expedia’s reserve related to hotel occupancy and other taxes.

In connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior year, primarily related to previously disclosed acquisitions, Expedia recognized $4 million and $6 million in restructuring and related reorganization charges during the three months ended September 30, 2017 and 2016, respectively, and $16 million and $33 million during the nine months ended September 30, 2017 and 2016, respectively, in each case, after excluding stock-based compensation expense. In 2016, the charges were primarily related to employee severance and benefits as a part of the Orbitz integration and represents estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, as well as incremental retention compensation for exiting employees.

Other expense, net was primarily attributable to $44 million and $43 million of interest expense recognized during the three months ended September 30, 2017 and 2016, respectively, and $130 million of interest expense recognized during both the nine months ended September 30, 2017 and 2016. Other expense, net also includes $21 million and $6 million of foreign exchange rate losses during the three months ended September 30, 2017 and 2016, respectively, and $47 million and $23 million of foreign exchange rate losses during the nine months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017 and 2016, Expedia recorded a 15.9% and 17.9% tax rate expense on pre-tax income which were both driven by discrete income tax items, specifically the recognition of excess tax benefits related to share-based payments.

For the nine months ended September 30, 2017, Expedia recorded a 6.6% tax rate expense on pre-tax income that which was driven by discrete income tax items, specifically the recognition of excess tax benefits related to share-based payments. The effective tax rate for the nine months ended September 30, 2016 was a 9.2% tax rate benefit measured against a pre-tax income, and was due to discrete income tax items including release of a valuation allowance for net operating losses in the first quarter of 2016, as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings:

	Three months ended September 30, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,966	(3)	2,963
Operating expenses, excluding stock-based compensation	(2,248)	—	(2,248)
Adjusted OIBDA	718	(3)	715
Depreciation and amortization	(227)	(352)	(579)
Stock-based compensation	(7)	32	25
Other operating income (expenses)	(2)	(1)	(3)
Operating income (loss)	$482	(324)	158

	Nine months ended September 30, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$7,741	(66)	7,675
Operating expenses, excluding stock-based compensation	(6,433)	(1)	(6,434)
Adjusted OIBDA	1,308	(67)	1,241
Depreciation and amortization	(653)	(1,003)	(1,656)
Stock-based compensation	(104)	9	(95)
Other operating income (expenses)	(39)	—	(39)
Operating income (loss)	$512	(1,061)	(549)

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

As of September 30, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$4,268	4.67%
Corporate and Other	$15	3.09%	$406	1.04%

As of September 30, 2017, we had $43 million of available for sale investments in investment grade corporate debt securities. A hypothetical 1.00% (100 basis points) increase in bond prices would have resulted in a decrease in the fair value of our investments of less than $1 million as of September 30, 2017. Such losses would only be realized if the investments were sold prior to maturity.

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

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in Other, net. As of September 30, 2017, Expedia had a net forward liability of $7 million included in Other current liabilities.  Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing its foreign exchange risk is to reduce to the extent practicable its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

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

During the three months ended September 30, 2017 and 2016, Expedia recorded net foreign exchange rate losses of approximately $21 million and $6 million, respectively, and during the nine months ended September 30, 2017 and 2016, Expedia recorded net foreign exchange rate losses of approximately $47 million and $23 million, respectively. As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, and principal accounting and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three and nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Vitalize are party to legal proceedings and claims involving property, occupancy taxes, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. There are no material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2016 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, no shares of Series A Expedia Holdings common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY EXPEDIA HOLDINGS, INC.

Date: November 1, 2017	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: November 1, 2017	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2