Form 10-K
period 2017-12-31
Liberty Expedia Holdings, Inc.
filed 2018-02-14
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company☐
(do not check if smaller
reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty Expedia Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2017, was $2.9 billion.

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of January 31, 2018 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,443,983	2,830,174

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on

Form 10-K.

LIBERTY EXPEDIA HOLDINGS, INC.

2017 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings," the "Company," “us,” “we,” or “our” as discussed below) (the "Expedia Holdings Split-Off"). Expedia Holdings was formed as a Delaware Corporation in 2015. Immediately following the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Liberty Interactive's former ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's former wholly-owned subsidiary Vitalize, LLC  (which we refer to as Bodybuilding.com (“Bodybuilding”)).  As of December 31, 2017, Expedia Holdings beneficially owned approximately 15.6% of the outstanding Expedia common stock and 52.0% of the voting interest in Expedia. Bodybuilding became a wholly owned subsidiary of Liberty Interactive in October 2015 when Liberty Interactive purchased the remaining ownership interest in Bodybuilding.

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

Expedia is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio—including more than 590,000 properties, including more than 150,000 of HomeAway’s nearly 1.5 million online bookable vacation rental listings in 200 countries and territories, over 550 airlines, packages, rental cars, cruises, insurance, as well as destination services and activities. Travel suppliers distribute and market products via Expedia’s traditional desktop and mobile offerings, as well as through alternative distribution channels including social media, its private label business and its call centers in order to reach its extensive, global audience. In addition, Expedia’s advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

Bodybuilding is primarily an Internet retailer of dietary supplements, sports nutrition products, and other health and wellness products. It is also a large publisher of online health and fitness content, offering fitness content, workout programs, video databases, articles, recipes, health advice and motivational stories, as well as a paid subscription model for structured online fitness trainers and nutrition education. The online model also includes a combination of detailed product information and real-time user reviews to help its visitors achieve their health and fitness goals. Visitors include gym-goers, athletes, weightlifters and bodybuilders, and any individual wanting to improve their mental and physical well-being. Bodybuilding launched its website in 1999 and now includes more than 30,000 pages of editorial content, 10,000 videos and over 16,000 pages of store content. Its properties encompass approximately 30 million monthly unique visitors that create an inclusive fitness community that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk —  Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

(b)Financial Information about Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the online travel and personal fitness industries. Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our  annual consolidated revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings (losses). Financial information related to our operating segments can be found in note 12 to our consolidated financial statements found in Part II of this report.

For the year ended December 31, 2017, Expedia Holdings has identified Expedia and Corporate and Other as its reportable segments. Expedia is a consolidated subsidiary of Expedia Holdings that provides travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Beginning in 2017, Bodybuilding is no longer a reportable segment, as it no longer meets the reportable segment thresholds due to the overall size of the business in comparison to the consolidated results of Expedia Holdings. Accordingly, the results of Bodybuilding are included in the Corporate and Other segment for all periods presented.

(c)Narrative Description of Business

The following table identifies our subsidiaries.

Consolidated Subsidiaries

Expedia, Inc. (Nasdaq:EXPE)

Vitalize, LLC  (which we refer to as Bodybuilding.com)

Expedia

Expedia is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio—including more than 590,000 properties, including over 150,000 of HomeAway’s nearly 1.5 million online bookable vacation rental listings in 200 countries and territories, over 550 airlines, packages, rental cars, cruises, insurance, as well as destination services and activities. Travel suppliers distribute and market products via Expedia’s desktop and mobile offerings, as well as through alternative distribution channels, its private label business and its call centers in order to reach its extensive, global audience. In addition, Expedia’s advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

Expedia believes the strength of its brand portfolio as well as its enhanced product offerings and new channel penetration drives customer demand, which when combined with its global scale and broad based supply, gives Expedia a unique advantage in addressing the ongoing migration of travel bookings from offline to online around the world. With Expedia's unmatched global audience of travelers, and its deep and broad selection of travel products, there is a rich interplay between supply and demand in Expedia's global marketplace that helps it provide value to both travelers planning trips and supply partners wanting to grow their business through a better understanding of travel retailing and consumer demand in addition to reaching consumers in markets beyond their reach. Expedia's primary growth drivers are global expansion, including of its supply portfolio, technology and product innovation, and new channel penetration and expansion.

Portfolio of Brands

Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. Expedia knows that consumers typically visit multiple travel websites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of its websites. Expedia also markets to consumers through a variety of channels, including internet search and metasearch and social media websites, and having multiple brands appear in search results also increases the likelihood of attracting visitors. Expedia's brands tailor their product offerings and websites to particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while the Classic Vacations brand targets high-end, luxury travelers. Brand Expedia spans the widest swath of potential customers with multi-product travel options across a broad value spectrum, while the Hotels.com brand focuses specifically on a hotel only product offering.

Brand Expedia. Brand Expedia is a leading full-service online travel brand with localized websites in 33 countries offering a wide selection of travel products and services. Through an award-winning mobile app and Expedia-branded websites, travelers have access to the latest technology that delivers airline tickets, lodging, car rentals, rail, cruises, insurance and many things to do — such as airport transfers, activities and tours — from hundreds of thousands of suppliers, on both a standalone and package basis. Across the more than 20 years that Expedia has been helping people travel with confidence and ease, the company has learned that travelers benefit when Expedia continually improves and optimizes its offering, to ensure that travelers the world over can book the trip they need, in the manner they choose, at any point and save. That commitment has propelled Expedia to a leadership position within travel, and ensures that Expedia can continue to help millions of travelers experience the world.

Hotels.com.    Hotels.com focuses entirely on marketing and distributing lodging accommodations. Hotels.com, with 90 localized websites worldwide in 41 languages worldwide and market leading mobile apps on all major platforms, offers travelers a broad selection of lodging options. Because of its single product offering, Hotels.com is often Expedia’s first entry point into a region allowing Expedia to evaluate the market opportunity prior to adding additional brands and product offerings. Hotels.com Rewards®, the loyalty program established in 2008, offers travelers the ability to earn one free night for every ten nights stayed.

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

trivago.    trivago N.V. (“trivago”) is Expedia's majority-owned hotel metasearch company, based in Dusseldorf, Germany. The online platform gives travelers access to price comparisons from more than 400 booking websites for over 1.8 million hotels in over 190 countries. Officially launched in 2005, trivago is a leading global brand in hotel search and can be accessed worldwide via 55 localized websites and apps in 33 languages. Subsequent to its initial public offering (“IPO”) in December 2016, the company is listed on the Nasdaq Global Select Market and trades under the symbol “TRVG”.

HomeAway.    In December 2015, Expedia acquired HomeAway, Inc. (“HomeAway”), which operates an online marketplace for the vacation rental industry. The HomeAway portfolio includes the vacation rental websites HomeAway, VRBO and VacationRentals.com in the United States; OwnersDirect.co.uk in the United Kingdom; Abritel.fr and Homelidays.com in France; Toprural.es in Spain; AlugueTemporada.com.br in Brazil; Stayz.com.au in Australia; and Bookabach.co.nz in New Zealand. HomeAway also operates BedandBreakfast.com, a comprehensive global website for finding bed-and-breakfast properties. In addition to its online marketplace, HomeAway also offers software solutions to property managers through its HomeAway Software and Glad to Have You products.

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

Orbitz, CheapTickets, ebookers.    In September 2015, Expedia acquired Orbitz Worldwide, Inc. (“Orbitz”), including all of its brands and assets. Orbitz Worldwide is a travel portfolio including Orbitz, CheapTickets and ebookers.

Travelocity.    After entering into an exclusive, long-term strategic marketing agreement with Travelocity during the third quarter of 2013, under which Brand Expedia powered the technology platform, supply and customer service for Travelocity’s existing websites in the United States and Canada, Expedia announced in January 2015 that it acquired the Travelocity brand and associated assets from Sabre Corporation (“Sabre”) and terminated the strategic marketing and other related agreements. A pioneer in the online travel industry, Travelocity celebrated its 20th anniversary in 2016.  Travelocity and its famous Roaming Gnome encourage travelers in the United States and Canada to “Wander Wisely™”.

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

Expedia CruiseShipCenters.    Expedia CruiseShipCenters is a leading seller of cruises and vacations. The franchise company has over 250 retail locations across North America, a team of over 4,500 professionally-trained vacation consultants and inventory of more than 200,000 staterooms available on the most popular ships and destinations to book online or in store.

SilverRail Technologies, Inc. SilverRail technology is built for rail, uniting the ecosystem of rail carriers and travel distributors around the world’s most comprehensive search and booking platform for rail content. The product suite spans the full customer experience: journey planning, inventory management, scheduling, pricing, booking, payment, ticketing, reporting and administration. SilverCore, SilverRail’s technology platform, is the world’s first unified platform for global rail distribution, as it connects carriers and suppliers to both online and offline travel distributors.

Growth Strategy

Global Expansion.    The Expedia, Hotels.com, Egencia, and EAN brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations  in Europe and Wotif Group has a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au, focused principally on the Australia and New Zealand markets. Egencia, Expedia’s corporate travel business, operates in over 65 countries around the world and continues to expand. The HomeAway portfolio has 60 vacation rental websites all around the world. Expedia owns a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and grow revenue through global expansion, including aggressive expansion in new countries. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, Expedia has commercial agreements in place with Ctrip International, Ltd. (“Ctrip”) and eLong, Inc. (“eLong”) in China, Traveloka in Southeast Asia, as well as Decolar.com, Inc. in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Decolar, Expedia has also made strategic investments of over $600 million combined in Traveloka in 2017 and Decolar in 2015. In 2017, approximately 38% of Expedia’s worldwide gross bookings and 45% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. Expedia has a goal of generating more than two-thirds of its revenue through businesses and points of sale outside of the United States.

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

Product Innovation.    Each of Expedia’s leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. Expedia made key investments in technology, including significant development of its technical platforms that makes it possible for Expedia to deliver innovations at a faster pace. Improvements in Expedia’s global platforms for Hotels.com and Brand Expedia, continue to enable it to increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. During 2014, the Travelocity-branded websites were successfully migrated to the Expedia technology platform. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com website to the Expedia technology platform. In January 2015, Expedia acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia acquired Orbitz Worldwide, including all of its brands. The Orbitz, CheapTickets and ebookers websites were migrated to the Expedia technology platform in the first half of 2016, and Orbitz for Business customers were migrated to the Egencia technology platform by July 2016. In December 2015, Expedia acquired HomeAway, including all of its brands. Additionally, in June 2017, Expedia acquired a majority stake in SilverRail, a leading rail technology distributor. Expedia intends to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Channel Expansion.    Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of Expedia’s brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and some of Expedia’s brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than Expedia historically experienced via more traditional online booking methods. Additionally, Expedia’s brands implemented new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, Expedia is seeing significant cross-device usage among its customers, who connect to Expedia’s websites and apps across multiple devices and platforms throughout their travel planning process. Expedia also believes mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the year ended December 31, 2017,  approximately one in three Expedia transactions were booked globally on a mobile device.

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

Expedia continues to see closer integration of the agency hotel product with its core merchant product through its Expedia Traveler Preference (“ETP”) program by offering, for participating hotels, customers the choice of whether to pay Expedia in advance under Expedia’s merchant contract (Expedia Collect) or pay at the hotel at the time of the stay (Hotel Collect). Growth in Expedia’s ETP contracts has generally resulted in reduced negotiated economics to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, and as Expedia continues to expand the breadth and depth of its global hotel offering, it has made adjustments to its economics in various geographies including changes based on local market conditions. Based on these dynamics, Expedia expects its revenue per room night to remain under pressure in the future.

Through various of the Expedia-branded and other multi-product websites, travelers can dynamically assemble multiple component travel packages for a specified period at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites primarily include a merchant hotel component and an air or car component. Travelers typically select packages based on the total package price, without being provided component pricing, and Expedia has started to introduce a “shopping cart” style feature that incorporates an overall package discount after a traveler selects multiple products. The use of the merchant travel components in packages enables Expedia to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their other pricing models. In addition, Expedia also offers third-party pre-assembled package offerings, primarily through its international points of sale, further broadening its scope of products and services to travelers. Expedia expects the package product to continue to be marketed primarily using the merchant model.

Under the advertising model, Expedia offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on trivago and its transaction-based websites.

With its acquisition of HomeAway and all of its brands in December 2015, Expedia expanded into the fast growing $100 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with market practice. The fee is expected to continue to contribute to HomeAway’s revenue growth and help fund marketing investments, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016.

Relationships with Travel Partners

Overview.    Expedia makes travel products and services available from a variety of hotel companies, large and small commercial airlines, car rental companies, cruise lines, destination service providers, HomeAway property owners and managers and other travel partners. Expedia seeks to build and maintain long-term, strategic relationships with travel suppliers and global distribution system (“GDS”) partners. An important component of the success of Expedia's business depends on its ability to maintain its existing, as well as build new, relationships with travel suppliers and GDS partners.

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

Expedia developed proprietary technology to assist hotel suppliers in managing, pricing and marketing their supply. Expedia’s “direct connect” technology allows hotels to upload information about available products, services and rates directly from their central reservation systems and to automatically confirm hotel reservations made by Expedia travelers. Proprietary marketing tools assist hotels in tailoring demand to their requirements and Expedia’s revenue management product provides pricing insight based on Expedia data and analytics. Expedia’s suite of white label website offerings power hotel, package and meeting space booking on suppliers' own websites.

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

Marketing and Promotions

Expedia's marketing programs are intended to build and maintain the value of its various brands, drive traffic and ultimately bookings through its various brands and businesses, optimize ongoing traveler acquisition costs and strategically position its brands in relation to one another. Expedia's long-term success and profitability depend on its continued ability to maintain and increase the overall number of traveler transactions flowing through its brand and shared global platforms in a cost-effective manner, as well as its ability to attract repeat customers to its websites.

Expedia's marketing channels primarily include online advertising, including search engine marketing and optimization, as well as metasearch, social media websites, offline advertising, loyalty programs, mobile apps and direct and/or personalized traveler communications on its websites as well as through direct e-mail communication with its travelers. Expedia's marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from its travel suppliers based on its supplier relationships. Expedia's traveler loyalty programs include Hotels.com Rewards on Hotels.com global websites and Expedia® + rewards on over 30 Brand Expedia points of sale, as well as Orbitz Rewards on Orbitz.com. The cost of these loyalty programs is recorded as a reduction of revenue in Expedia's consolidated financial statements.

Expedia also makes use of affiliate marketing. The Brand Expedia, Hotels.com, Hotwire, Travelocity, Orbitz, CheapTickets and HomeAway, Wotif and lastminute.com.au branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. Affiliate partners can also make travel products and services available on their own websites through a Brand Expedia, Hotels.com or HomeAway co-branded offering or a private label website. Expedia's EAN business provides its affiliates with technology and access to a wide range of products and services. Expedia manages agreements with thousands of third-party affiliate partners, including a number of leading travel companies, pursuant to which it pays a commission for bookings originated from their websites.

Operations and Technology

Expedia operates several technology platforms that support its brands. The Brand Expedia technology platform supports Expedia’s full-service and multi-product brands, including Brand Expedia, Orbitz, Travelocity, Wotif Group, CheapTickets, ebookers and Expedia Local Expert, as well as certain parts of the Hotwire brand. The Hotels.com technology platform supports Expedia’s hotel-only offering, including Hotels.com and EAN. In addition, Expedia operates Egencia, its corporate travel platform; HomeAway, Expedia’s vacation rentals platform; and trivago, the metasearch platform.

All of Expedia’s transaction-based brands share and benefit from its eCommerce platform infrastructure, including customer support, data centers and transaction processing capabilities.

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

Expedia's systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have 24-hour monitoring and engineering support. These data centers have their own generators and multiple back-up systems. Significant amounts of Expedia's owned computer hardware for operating the websites are located at these facilities. Additionally, Expedia is in the midst of a multi-year project to migrate products, data storage and functionality and significantly increase its utilization of public cloud computing services, such as Amazon Web Services. For some critical systems, Expedia has both production and disaster-recovery facilities. Expedia's technology systems are subject to certain risks, which are described in "Part I, Item 1A — Risk Factors."

Intellectual Property

Expedia's intellectual property rights, including its patents, trademarks, copyright, domain names, trade dress, proprietary technology and trade secrets, are important components of its business. For example, Expedia relies heavily upon its intellectual property and proprietary information in its content, brands, domain names and website URLs, software code, proprietary technology, ratings indexes, informational databases, images, graphics and other components that make up its services. Expedia has acquired some of its intellectual property rights and proprietary information through acquisitions, as well as licenses and content agreements with third parties.

Expedia protects its intellectual property and proprietary information through registration and by relying on its terms of use, confidentiality procedures and contractual provisions, as well as international, national, state and common law rights. In addition, Expedia enters into confidentiality and invention assignment agreements with employees and contractors, and license and confidentiality agreements with other third parties. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Expedia's trade secrets or its intellectual property and proprietary information without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar properties.

Expedia maintains its trademark portfolio by filing trademark applications with national trademark offices, maintaining appropriate registrations, securing contractual trademark rights when appropriate, and relying on common law trademark rights when appropriate. Expedia also registers copyrights and domain names as it deems appropriate. Expedia protects its trademarks, copyrights and domain names with an enforcement program and use of intellectual property licenses. Trademark and intellectual property protection may not be available or may not be sought, sufficient or effective in every jurisdiction where Expedia operates. Contractual disputes or limitations may affect the use of trademarks and domain names governed by private contract.

Expedia has considered, and will continue to consider, the appropriateness of filing for patents to protect inventions, as circumstances may warrant. However, patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by Expedia.

In connection with its copyrightable content, Expedia posts and institutes procedures under the Digital Millennium Copyright Act and similar Host Privilege statutes worldwide to gain immunity from copyright liability for photographs, text and other content uploaded by users.  However, differences between statutes, limitations on immunity, and moderation efforts may affect its ability to claim immunity.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for its hotel business and can be several months for its vacation rental business. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia's variable cost of revenue and direct sales and marketing costs, which it typically realizes in closer alignment to booking volumes, and the more stable nature of its fixed costs. Furthermore, operating profits for Expedia's primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as Expedia aggressively markets during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia's international operations, advertising business or a change in its product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends. Expedia expects that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings, its seasonal trends will be more pronounced than Expedia’s other traditional leisure businesses. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months.

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

Bodybuilding

Bodybuilding is a wholly owned subsidiary of the Company. Bodybuilding is primarily an Internet retailer of dietary supplements, sports nutrition products, and other health and wellness products. Bodybuilding markets approximately 300 globally recognized brands, including brands exclusive to its retail channel. Through its website and mobile applications, Bodybuilding offers directly to its customers one of the largest varieties of supplements, vitamins, minerals, exercise products, and clothing and exercise equipment, with approximately 10,000 stock keeping units, and delivers its products primarily through its fulfillment centers. Bodybuilding is one of the largest e-retailers in the nutritional and dietary-supplement industry, based on data from the Nutritional Business Journal. Bodybuilding's website, Bodybuilding.com, was launched in 1999 and currently includes more than 30,000 pages of editorial content, 10,000 videos and 16,000 pages of store content.

Visitors to Bodybuilding's website typically include approximately 30 million monthly unique visitors that create an inclusive online fitness community that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements. Providing customers with the information, motivation and supplements necessary to reach and maintain their health and fitness goals perpetuates website traffic, continued engagement and both product and content-related purchases. Bodybuilding primarily generates revenue from the online sale of products and content, through Bodybuilding's website and mobile applications. In addition, a limited amount of revenue is generated through advertising.

Bodybuilding's performance is affected by industry trends including, among others, demographic trends and health and lifestyle preferences, as well as other factors, such as competition, industry media coverage and governmental actions. For example, the dietary supplement industry is subject to potential regulatory enforcement activity, consumer suits, and other legal matters that could: (i) affect the credibility and consumer confidence of a given product or category of products; (ii) prevent us from marketing and advertising certain products; or (iii) cause Bodybuilding to recall and remove certain products from the market. Consumer trends may be influenced by current economic conditions, and limited product innovation, and introductions in the vitamins, minerals and supplements (“VMS”) industry can dramatically affect purchasing patterns. Even though Bodybuilding's business model allows it to respond to changing industry trends by introducing new products and adjusting its product mix and offering sales incentives, such actions may not fully alleviate adverse trends.

Product Offerings

Bodybuilding's sports nutrition consumers look for products to help maintain or supplement a healthy lifestyle. These products are used in conjunction with cardiovascular conditioning, weight training, overall wellness, and sports activities. Sports nutrition supplements include protein and weight gain powders, meal replacements, weight management, energy production, recovery enhancement and pre- and post-workout supplements. Bodybuilding’s sports nutrition products are offered in many convenient forms, such as powders, tablets, capsules, soft gels and liquids. In 2017, these products generated approximately 80% of Bodybuilding's revenue, with protein, pre-workout and post-workout supplements representing the majority at  41%, 15% and 15% of revenue, respectively. Bodybuilding’s other products outside of the sports nutrition category include items such as multivitamins, herbs, minerals, botanicals, probiotics, apparel and accessories. Bodybuilding also offers content through All Access, its exclusive subscription service that gives its customers access to expert-designed, gym-proven fitness plans.

Suppliers

Bodybuilding partners with a large number of suppliers; however, approximately 61% of inventory purchases are concentrated with its top eight suppliers. Bodybuilding's largest supplier accounted for approximately 17% of its merchandise purchases in fiscal year 2017.  Bodybuilding considers numerous factors in selecting its suppliers, including, among others, quality, price, credit terms and product offerings. Bodybuilding does not typically enter into fixed-term supply agreements with its vendors. Bodybuilding strives to maintain sufficient inventory to enable it to meet customer demand and provide a high level of service to its customers.

Seasonality

Bodybuilding's business is slightly seasonal. The first quarter of a given calendar year, when consumers implement their New Year's resolutions related to health and fitness, accounts for the largest percentage of company sales by quarter. There are varying degrees of seasonality throughout the remainder of the year based on key promotional events such as, among others, Black Friday, Cyber Monday, Bodybuilding's annual Birthday Sale, and the Bodybuilding supplement awards.

Intellectual Property

Bodybuilding's intellectual property (including trademarks, service marks, trade dress, logos, copyrights, domain names, trade secrets and proprietary technologies) is a critical part of its business. Bodybuilding owns or has rights to trademarks and trade names that are used in conjunction with its business and products. Additionally, Bodybuilding has created and owns product formulations for its private label product. To protect its intellectual property, Bodybuilding relies on a combination of laws and regulations (domestically and internationally), including patent, trademark, copyright, and trade secret laws; proactive enforcement of its intellectual property rights; as well as contractual obligations and restrictions both internally and externally. Bodybuilding is also a party to several intellectual property license agreements relating to products, ingredients, formulations, and software. The scope and duration of Bodybuilding’s intellectual property protection varies by jurisdiction and subject matter throughout the world.

Regulatory Matters

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2012, the Federal Trade Commission (“FTC”) adopted regulations implementing COPPA. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. Federal legislation enacted in 2016 permanently extended the moratorium on state and local taxes on Internet access and commerce.

Our online commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information,  takes effect in May 2018. Further, in 2015, the Court of Justice of the European Union invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in European Union nations for use in the U.S. A  new data transfer framework, the EU-U.S. Privacy Shield, became fully operational on August 1,

2016, but is the subject of litigation.  The European Commission proposed new regulations regarding privacy and electronic communications in 2017, including additional regulation of the Internet tracking tools known as "cookies."  Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., the FTC has proposed a privacy policy framework, and Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the Federal Communications Commission (“FCC”) amended its regulations under the Telephone Consumer Protection Act (“TCPA”), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, the businesses could be harmed. Congress and individual states may consider additional online privacy legislation.

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

In 2015, the FCC adopted rules in its open Internet proceeding that restricted the ability of broadband providers to block or otherwise disadvantage our businesses. Among other things, the open Internet rules prohibited Internet service providers from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017 Order does require Internet service providers to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  Various parties likely will challenge the 2017 Order in court and at the FCC.  Legislative proposals regarding the open Internet rules also are pending in Congress.

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

Additionally, Expedia is subject to consumer protection, privacy and consumer data, labor, economic and trade sanction programs, tax, and anti-trust and competition laws and regulations around the world that are not specific to the travel industry. For example, the European Union’s GDPR, effective in May 2018, will require companies, including Expedia and Bodybuilding, to meet new requirements regarding the handling of personal data. In addition, certain laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements relate to Expedia's business.

Bodybuilding

Domestic

The Food and Drug Administration (“FDA”) is the regulatory agency with principal oversight authority for the products Bodybuilding offers for sale, and the Federal Trade Commission (“FTC”) regulates the advertising and marketing of those products. The FDA regulates both finished dietary supplement products and dietary ingredients under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA amended the Federal Food, Drug, and Cosmetic Act to establish a distinct framework for the regulation of the processing, formulation, manufacturing, safety, packaging, labeling, storage, distribution, and advertising of dietary supplements.

In conjunction with the FDA, the FTC regulates the advertising and marketing of dietary supplements. The FTC’s regulations require that dietary supplement companies have adequate substantiation for any claims made in advertising, marketing, and labeling. In addition, the FTC has specific regulations addressing consumer product endorsements and reviews, which Bodybuilding’s compliance team regularly monitors.

Bodybuilding and its sale of dietary supplement products is also subject to various other federal and state regulatory agencies such as the Consumer Product Safety Commission, the United States Department of Agriculture, and various state and local agencies, such as California’s Office of Environmental Health Hazard Assessment and regulatory action by states’ attorneys general, and to non-governmental entities such as the Better Business Bureau.

International

Bodybuilding’s products sold internationally are also subject to regulation under various national and international laws governing the sourcing, formulation, manufacturing, labeling, storage, distribution, advertising, and registration of its products.

Compliance

Bodybuilding's internal legal and compliance departments conduct thorough reviews of third-party products offered for sale on Bodybuilding’s website domestically and internationally. Over the years Bodybuilding has built a comprehensive product onboarding manual, which includes an ingredient restriction list and an over 100-point checklist prior to the onboarding of any new third-party products. Bodybuilding also has thorough vendor agreements with all third party brands which cover indemnification, minimum insurance requirements, and strong representations and warranties that their products comply with all applicable laws and regulations and do not contain any ingredients on Bodybuilding’s restricted ingredients list. Each new vendor and product proposed to be carried by Bodybuilding is reviewed by its legal and compliance departments, respectively, which reject those products that it believes may present undue risk or be unsafe.

Bodybuilding has established similar onboarding processes to review the underlying safety and efficacy of its private label branded products, which include review of the ingredients' and formulations’ safety information, product formulation, product form, product labeling, the efficacy and claim support for the product, and any marketing materials. All consumer communications that deal with product and health issues must be approved by Bodybuilding's compliance team prior to being disseminated to the public. Bodybuilding also has standard procedures whereby all potential contract manufacturers are reviewed and approved before they can supply any of Bodybuilding's branded products. In addition, all potential new products are evaluated and approved prior to being accepted into the branded product lines.

Bodybuilding's relationships with manufacturers require that all of its branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, including, but not limited to, compliance with applicable Current Good Manufacturing Practices. This requires, among other things, that ingredients in Bodybuilding's products must be tested for identity, purity, quality, strength and composition before being incorporated into branded products, and that Bodybuilding's final branded products must again be tested for identity, purity, quality, strength and composition prior to being released. All of these products require a certificate of analysis, which includes certification to 100% of label claims. Bodybuilding has established a standard quality control operating procedure that calls for on-site audits of its contract manufacturers' facilities and processes. Bodybuilding also requires that its manufacturers have certificates of analysis (such as for microbial testing and label testing).

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

Expedia believes that maintaining and enhancing its brands is a critical component of its effort to compete. Expedia differentiates its brands from its competitors primarily based on the multiple channels it uses to generate demand, quality and breadth of travel products, channel features and usability, price or promotional offers, traveler service and quality of travel planning content and advice, as well as offline brand efforts. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic. Expedia's brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, complimentary services such as Wi-Fi, and better pricing. Expedia's websites feature travel products and services from numerous travel suppliers, and allow travelers to combine products and services from multiple providers in one transaction. Expedia faces competition from airlines, hotels, alternative accommodation websites, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to its websites. Expedia's business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.

Bodybuilding

Bodybuilding's performance is affected by competitive trends such as the entry of new competitors as well as competitors that have expanded their product selection to focus on sports nutrition. This includes many mass and specialty retailers, some of the largest online e-retailers, and supplement suppliers utilizing their direct to consumer channels. Additionally, changes in promotional strategies or expansion of product assortment by various competitors also impact competitive conditions. With regard to its online content subscriptions, Bodybuilding faces competition from several other offerings with similar content exclusivity. Additionally, Bodybuilding faces competition from athletes and influencers in the health and fitness related field due to the ease and distribution that social media and its online presence has created. Bodybuilding believes the following are the principal competitive factors in its market:

•	pricing (including costs of shipping), selection and availability of products;
•	reliability and speed of delivery of products ordered online;
•	the ability to offer relevant, scalable, and engaging content;
•	the accessibility and ease of use of website and mobile applications; and
•	customer service and support.

Employees

Expedia Holdings does not have any corporate employees. Subsequent to the Expedia Holdings Split-Off, Liberty Media Corporation (“Liberty Media”) provides Expedia Holdings with certain transitional services pursuant to a services agreement, and certain of Liberty Interactive and/or Liberty Media's corporate employees and executive officers provide services to Expedia Holdings. As of December 31, 2017, Expedia had approximately 22,615 full and part-time employees. As of December 31, 2017,  Bodybuilding had approximately 476 full time equivalent employees and 10 part-time employees. None of Bodybuilding’s employees are represented by a labor union or covered by a collective bargaining agreement. Expedia Holdings believes that these employee relations are good.

(d)Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 12 to our consolidated financial statements found in Part II of this report.

(e)Available Information

All of our filings with the SEC, including our Form 10-K, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertyexpedia.com.

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

On June 13, 2017, we closed a private offering of $400 million aggregate original principal amount of 1.0% Exchangeable Senior Debentures due 2047 (the “Debentures”). Our ability to meet our financial obligations and other contractual commitments, including to make debt service payments under the Debentures and any other debt financings that we may enter into in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly owned subsidiary Bodybuilding, any dividends and interest we may receive from our investments (including Expedia, subject to certain distribution requirements under the terms of the Debentures) and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of our subsidiaries Bodybuilding and Expedia to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject.

We do not have direct access to the cash that Expedia generates from its operating activities.

Expedia generated approximately $1,799 million, $1,565 million, and $1,368 million of cash from its operations during the years ended December 31, 2017, 2016 and 2015, respectively. Expedia uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Expedia generates unless Expedia declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash (to the extent we were to participate in such repurchase) or otherwise distributes or makes payments to its stockholders, including us; provided, however, under the terms of the Debentures we are obligated to make additional distributions with respect to the Debentures in the event of certain dividends or distributions paid or made by Expedia to its stockholders, which limits our ability to use any such cash we receive from Expedia.

Although during the years ended December 31, 2017, 2016 and 2015 Expedia repurchased 2.3 million shares, 4.0 million shares and 0.5 million shares, respectively, spending $294 million, $436 million and $45 million, respectively, we have not participated in these stock repurchases. Further, for the years ended December 31, 2017, 2016 and 2015, Expedia declared aggregate dividends of $1.16 per share, $1.00 per share and $0.84 per share, respectively. Although we have participated, pro rata, in these dividends, no assurance can be given that Expedia will continue to pay cash dividends at the same rate or at all.

Our company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Bodybuilding, due to its size and nature, would be insufficient to support any significant financing in the future. In addition, although we consolidate Expedia, we do not have ready access to the cash flow of Expedia due to Expedia being a separate public company and the presence of a significant non-controlling interest. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited.  In addition, the availability of capital for our company will be subject to prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, all of which are beyond the control of our company. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our available for sale securities, or we may issue equity securities. If financing is not available when needed or is not available on favorable terms, our company may be unable to fund investments or debt refinancing, complete acquisitions, repurchase equity or take advantage of business opportunities, any of which could have a material adverse effect on the business, financial condition and results of operations of our company. Further, if we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution.

There is a risk we may become subject to the Investment Company Act of 1940.

We do not believe that we are required to register as an investment company under the Investment Company Act of 1940 (the “40 Act”), based on the following analyses. We were formed for the purpose of effecting the Split-Off and owning and holding our 52.0% voting interest in Expedia and our wholly-owned subsidiary Bodybuilding. We are primarily engaged in the global travel and online commerce industries through Expedia and Bodybuilding.  Our officers and any employees who provide services to us pursuant to the terms of our services agreement with Liberty Media Corporation (“Liberty Media”) devote their business activities with respect to us to the businesses of these companies. Our interests in Expedia and Bodybuilding comprise substantially all of our assets, and substantially all of our income, if any, is derived from dividends and other distributions made on our equity interests in Expedia and Bodybuilding. Based on these factors, we believe that we are not an investment company under the 40 Act, including under Section 3(b)(1) of the 40 Act. If, at any time, we become primarily engaged, directly or through one or more of our subsidiaries, in a business of investing, reinvesting, owning, holding or trading in securities, we could become subject to regulation under the 40 Act. Following any such change in our business, or the termination of the assignment to us of the Diller Proxy, and after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, could place limitations on our capital structure and prohibit transactions with affiliates, and could otherwise restrict our activities going forward. In addition, if we were to become inadvertently subject to the 40 Act and failed to register as an investment company in violation of the 40 Act, such violation could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that some or all of our contracts could be deemed unenforceable.

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

Our company has overlapping directors and officers with Liberty Interactive, Liberty Media, Liberty Broadband Corporation and Liberty TripAdvisor Holdings, Inc. and is expected to have overlapping directors and officers with GCI Liberty, Inc., which may lead to conflicting interests.

As a result of the Expedia Holdings Split-Off, other transactions between 2011 and 2014 that resulted in the separate corporate existence of Liberty Interactive, Liberty Media, Liberty TripAdvisor Holdings, Inc. (“TripCo”) and Liberty Broadband Corporation (“Broadband”), as well as the completion of the proposed transactions (the “GCI Transactions”) involving Liberty Interactive and General Communication, Inc. (to be renamed GCI Liberty), certain of the executive officers of our company also serve or will serve as executive officers of Liberty Interactive, Liberty Media, TripCo, Broadband, and GCI Liberty and there are two overlapping directors. With the exception of Liberty Interactive’s current ownership of shares of Liberty Broadband’s non-voting Series C common stock, which are expected to be held by GCI Liberty after the completion of the GCI Transactions, none of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive, Liberty Media, TripCo, Broadband, GCI Liberty or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty Interactive, Liberty Media, TripCo, Broadband or GCI Liberty pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Our company has renounced its rights to certain business opportunities and our restated charter provides that no director or officer of our company breaches their fiduciary duty and therefore be liable to our company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty Interactive, Liberty Media, TripCo, Broadband and GCI Liberty) instead of our company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of our company or as a director or officer of any of our subsidiaries, and (y) such opportunity relates to a line of business in which our company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Interactive, Liberty Media, TripCo, Broadband or GCI Liberty and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty Interactive, Liberty Media, TripCo, Broadband or GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

The market for the services that Expedia offers is increasingly and intensely competitive. Expedia competes with both established and emerging online and traditional sellers of travel-related services, including:

•	online and traditional travel agencies, wholesalers and tour operators;
•	travel suppliers, including hotels, airlines and car rental companies;
•	search engines and large online portal websites;
•	travel metasearch websites;
•	corporate travel management service providers;
•	mobile platform travel applications;
•	social media websites;

•	ecommerce and group buying websites;
•	alternative accommodation websites; and
•	other participants in the travel industry.

Online and traditional travel agencies:    Expedia faces increasing competition from other online travel agencies (“OTAs”) in many regions, such as The Priceline Group and its subsidiaries Booking.com and Agoda.com, as well as regional competitors such as Ctrip, which in some cases may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. In addition, the global OTA segment continues to consolidate, with certain competitors merging or forming strategic partnerships.  Expedia also competes with traditional travel agencies (operating both offline and online), wholesalers and tour operators for both travelers and the acquisition and retention of supply.

Travel suppliers:    Travel suppliers, may offer products and services on more favorable terms to consumers who transact directly with them. Many of these competitors, such as airlines, hotels and rental car companies, have been steadily focusing on increasing online demand on their own websites and mobile applications in lieu of third-party distributors such as the various Expedia sites. For instance, several large hotel chains have combined to establish a single online hotel search platform with links directly to their own websites and mobile applications and some low-cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites. In recent years, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites. Suppliers who sell on their own websites, in some instances, offer advantages such as favorable rates, increased or exclusive product availability, complimentary Wi-Fi, and their own bonus miles or loyalty points, or in the case of airlines, promote hotel supply at their websites, which could make their offerings more attractive to consumers than Expedia's.

Search engines and large online portal websites:    Expedia also faces increasing competition from search engines including Google. To the extent that these leading search engines that have a significant presence in Expedia's key markets disintermediate online travel agencies or travel content providers by offering comprehensive travel planning, shopping or booking capabilities, or increasingly refer those leads directly to suppliers or other favored partners, increase the cost of traffic directed to Expedia's websites, or offer the ability to transact on their own website, there could be a material adverse impact on Expedia's business and financial performance. In recent years search engines have increased their focus on acquiring or launching flight and hotel search products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and a hotel metasearch product  that are growing rapidly, as well as its “Book on Google” reservation functionality. In addition, these search engines continue to expand their voice and artificial intelligence capabilities. To the extent these actions have a negative effect on Expedia's search traffic or the cost of acquiring such traffic, Expedia's business and financial performance could be adversely affected.

In addition, Expedia's websites, or websites in which Expedia holds a significant ownership position, including trivago-branded websites, compete for advertising revenue with these search engines, as well as with large internet portal sites that offer advertising opportunities for travel-related companies. Several of these competitors have significantly greater financial, technical, marketing and other resources and larger client bases than Expedia. Expedia expects to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisition costs, reduced margins on Expedia's advertising services, loss of market share, reduced customer traffic to Expedia's websites and reduced advertising by travel companies on Expedia's websites.

Travel metasearch websites:    Travel metasearch websites, including Kayak.com (a subsidiary of Priceline), trivago (a majority-owned subsidiary of Expedia), TripAdvisor, Inc. (“TripAdvisor”), Skyscanner and Qunar (both subsidiaries of Ctrip), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch websites have added or intend to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of Expedia's brands. To the extent metasearch websites limit Expedia's participation within their search results, or consumers utilize a metasearch website for travel services and bookings instead of Expedia, Expedia's traffic-generating arrangements could be affected in a negative manner, or it may be required to increase its marketing costs to maintain market share, either of which could have an adverse effect on Expedia's business and results of operations. In addition, as a result of Expedia's majority ownership interest in trivago, Expedia also now competes more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago's ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with Expedia or otherwise, or if OTA advertisers or suppliers choose to limit their participation in trivago’s metasearch marketplace, trivago's business and therefore Expedia’s results of operations could be adversely affected and the value of Expedia's investment in trivago could be negatively impacted.

Corporate travel management service providers:    Egencia, Expedia's full-service corporate travel management company, competes with online and traditional corporate travel providers, including Carlson Wagonlit and American Express Global Business Travel, as well as vendors of corporate travel and expense management software and services, including Concur. Some of these competitors may have more financial resources, greater name recognition, well-established client bases, differentiated business models, or a broader global presence, which may make it difficult for Expedia to retain or attract new corporate travel clients.

Mobile and other platform travel applications:    The demand for and functionality of smartphones, tablet computers and home assistants continue to grow and improve significantly.  If Expedia is unable to offer innovative, user-friendly, feature-rich mobile applications and mobile-responsive websites for its travel services, along with effective marketing and advertising, or if its mobile applications and mobile-responsive websites are not used by consumers, Expedia could lose market share to existing competitors or new entrants and its future growth and results of operations could be adversely affected.

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

eCommerce and group buying websites: Traditional consumer eCommerce and group buying websites have periodically undertaken efforts to expand their local offerings into the travel market.  For example, traditional consumer eCommerce and group buying websites may add hotel offers or other travel services to their sites.  To the extent Expedia’s travelers use these websites, these websites may create additional competition and could negatively affect Expedia’s businesses.

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

Other participants in the travel industry:    Other participants or existing competitors may begin to offer or expand other services to the travel industry that compete with the services Expedia offers to its travelers, its travel industry affiliates and partners, or its corporate clients.  For example, ride-sharing apps increasingly compete with traditional car rental services and travel services continue to proliferate.  To the extent any of these services gain market share over time, it may create additional competition and could negatively affect Expedia’s businesses.

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

Expedia continues to adapt its business to remain competitive, including investing in evolving channels such as metasearch and mobile, as well as voice search capabilities and offering new consumer choices,  including inventory types and transactional models, and increasing supplier inventory on its existing platforms through acquisitions and partnerships. If Expedia fails to appropriately adapt to competitive or consumer preference developments, its business could be adversely affected. Expedia's attempts to adapt its current business models or practices or adopt new business models and practices in order to compete may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives, different legal or tax requirements, inadequate return on investments, difficulties and expenses associated with the integration of acquired brands and their inventory onto Expedia's platforms, as well as limit its ability to develop new site features. In addition, adaptations to Expedia's business may require significant investments, including changes to its financial systems and processes, which could significantly increase its costs and increase the risk of payment delays and/or non-payments of amounts owed to it from its supplier partners and customers. In addition, these new initiatives may not be successful and may harm Expedia's financial condition and operating results.

Expedia and Bodybuilding’s respective businesses could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

Expedia increasingly utilizes internet search engines such as Google, principally through the purchase of travel-related keywords, to generate a significant portion of the traffic to its websites and the websites of its affiliates. Bodybuilding also uses internet search engines to generate a significant portion of traffic to its websites. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to Expedia's websites and those of its affiliates and Bodybuilding’s websites can be negatively affected. In addition, a significant amount of traffic is directed to Expedia's websites and those of its affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch websites, including Kayak, TripAdvisor and trivago.  Similarly, a significant amount of traffic is directed to Bodybuilding’s websites through such advertising campaigns on search engines. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, adopt emerging technologies, such as voice, alter its search algorithms or results, which could cause a website to place lower in search query results, or inhibit participation in the search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of Expedia's websites and the websites of its affiliates and Bodybuilding’s websites, or those of their third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, Expedia and Bodybuilding’s respective businesses and financial performance would be adversely affected, potentially to a material extent. In addition, with respect to Expedia, certain metasearch companies have added various forms of direct or assisted booking functionality to their sites. To the extent such functionality is promoted at the expense of traditional paid listings, this may reduce the amount of traffic to Expedia's websites or those of its affiliates.

Expedia's business depends on its relationships with travel suppliers and travel distribution partners.

An important component of Expedia's business success depends on its ability to maintain and expand relationships with travel suppliers (including owners and managers of vacation rental properties) and GDS partners. A substantial portion of Expedia's revenue is derived from compensation negotiated with travel suppliers, in particular hotel suppliers, airlines, and GDS partners for bookings made through its websites. Each year Expedia typically negotiates or renegotiates numerous supplier contracts.

No assurances can be given that Expedia's compensation, access to inventory, or access to inventory at competitive rates, will not be further reduced or eliminated in the future, or that travel suppliers will not reduce the cost of their products or services (for example, average daily rates (“ADRs”) or ticket prices), attempt to implement costly direct connections, charge Expedia for or otherwise restrict access to content, increase credit card fees or fees for other services, fail to provide Expedia with accurate booking information or otherwise take actions that would increase Expedia's operating expenses. Any of these actions, or other similar actions, could reduce Expedia's revenue and margins thereby adversely affecting its business and financial performance.

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

For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slow spending on the services Expedia provides and have a negative impact on its revenue growth. Additionally, if individual countries or regions experience deteriorating credit and economic conditions, and/or significant fluctuations of currency values relative to other currencies such as the U.S. Dollar, it can lead to a negative impact on Expedia’s foreign denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars. Further economic weakness and uncertainty may result in significantly decreased spending on Expedia’s services by both business and leisure travelers, which may have a material adverse impact on its business and financial performance. Political instability, including as a result of the recent United Kingdom withdrawal from the European Union, bans on travel from certain countries to the United States, geopolitical conflicts, significant fluctuations in currency values, sovereign debt issues, and macroeconomic concerns are examples of events that contribute to a somewhat uncertain economic environment, which could have a negative impact on the travel industry in the future.

Expedia’s business is also sensitive to fluctuations in hotel supply, occupancy and ADRs, decreases in airline capacity, periodically rising airline ticket prices and the imposition of taxes or surcharges by regulatory authorities, all of which Expedia has experienced historically.

Other factors that could negatively affect Expedia’s business include:

•	Significant changes in oil prices;
•	Continued air carrier and hotel chain consolidation;
•	Reduced access to discount airfares;
•	Travel-related strikes or labor unrest, bankruptcies or liquidations;
•	Increased incidents of actual or threatened terrorism;
•

Periods of political instability, geopolitical conflict or heightened local or regional crime activity, resulting in additional restrictions on travel or travelers becoming concerned about safety issues;

•	Natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes;
•	Travel-related accidents or the grounding of aircraft due to safety concerns; and
•	Health-related risks, such as the Ebola, H1N1, MERS CoV, SARs and avian flu outbreaks.

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

Expedia and Bodybuilding rely on the value of their brands, and the costs of maintaining and enhancing brand awareness are increasing.

Expedia and Bodybuilding invest considerable financial and human resources in their respective brands in order to retain and expand their customer bases in existing and emerging markets. We expect that the cost of maintaining and enhancing these brands will continue to increase due to a variety of factors, including increased spending from competitors, promotional and discounting activities, growing customer loyalty programs, supporting multiple brands and the impact of competition among these multiple brands, expanding marketing efforts in certain geographies and developing new products, inflation in media pricing including search engine keywords and the continued emergence and share growth of travel-related traffic share from search and metasearch engines. During 2017, certain online travel companies and metasearch websites continued to expand their offline and digital advertising campaigns globally, increasing competition for share of voice, and Expedia expects this activity to continue in the future. Expedia is also pursuing and expects to continue to pursue long-term growth opportunities, particularly in emerging markets, which have had and may continue to have a negative impact on its overall marketing efficiency. Bodybuilding's ability to maintain and enhance its brands will depend largely on its ability to continue to provide useful, reliable, trustworthy and innovative products, which it may not be able to do successfully. Bodybuilding may also introduce new products, terms of service or policies that users do not like, which may negatively affect its brand.

Expedia's and Bodybuilding's efforts to preserve and enhance consumer awareness of their brands may not be successful, and, even if they are successful in their branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically. Moreover, branding efforts with respect to some brands within the Expedia portfolio have in the past and may in the future result in marketing inefficiencies and negatively impact growth rates of other brands within its portfolio. In addition, decisions over allocation of resources, and choosing to invest in branding efforts for certain brands in Expedia’s or Bodybuilding’s respective portfolios at the expense of not investing in, or reducing their investments in, other brands in their respective portfolios could have an overall negative financial impact. If Expedia and Bodybuilding are unable to maintain or enhance consumer awareness of their brands and generate demand in a cost-effective manner, it would have a material adverse effect on their businesses and financial performance.

Expedia and Bodybuilding rely on information technology to operate their businesses and maintain their competitiveness, and any failure to invest in and adapt to technological developments and industry trends could harm their businesses.

Expedia depends on the use of sophisticated information technologies and systems, including technology and systems used for website and mobile applications, reservations, customer service, supplier connectivity, communications, procurement, payments, fraud detection and administration, while Bodybuilding relies extensively on information systems for its ecommerce business (which includes website, mobile applications, customer service, payment and fraud detection), supply chain, manufacturing operations, financial reporting, human resources and various other processes and transactions. As Expedia's and Bodybuilding’s operations grow in size, scope and complexity, they must continuously improve and upgrade their systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining or improving the reliability and integrity of their systems and infrastructure.

Expedia's and Bodybuilding's future success also depends on their ability to adapt their services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of their services in response to competitive service and product offerings. Cloud computing, the continued growth of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies that use cloud computing or for such platforms as well as other technological changes, including new devices, services and home assistants, such as Amazon’s Echo and Alexa Voice and Google Home, and developing technologies, such as machine learning, artificial intelligence, chatbot and virtual reality technologies have, and will continue to, require new and costly investments in technology. Transitioning to these new technologies may be disruptive to resources and the services Expedia and Bodybuilding provide, and may increase their reliance on third party service providers.  For example, Expedia is in the midst of a multi-year project to migrate products, data storage and functionality and significantly increase its utilization of public cloud computing services (such as Amazon Web Services).  In addition, Expedia and Bodybuilding may not be successful, or may be less successful than their current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to consumers, either of which would negatively impact their businesses and financial performance. New developments in other areas, such as cloud computing and software as a service provider, could also make it easier for competition to enter Expedia's markets due to lower up-front technology costs. In addition, Expedia and Bodybuilding may not be able to maintain their existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner.

Expedia has been engaged in a multi-year effort to migrate key portions of its consumer, affiliate, and corporate travel sites and back office application functionality to new technology platforms to enable it to improve conversion, innovate more rapidly, achieve better search engine optimization and improve its site merchandising and transaction processing capabilities, among other anticipated benefits. Bodybuilding also continually adds software and hardware, effectively upgrading its systems and network infrastructure, as well as taking other steps to improve the efficiency of its systems. Implementations and system enhancements such as these have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, Expedia's and Bodybuilding's ability to develop new site features. In addition, during Expedia’s migration process the sites have in the past, and may continue in the future, to experience reduced functionality, decreases in conversion rates, and increased costs relating to maintaining redundant systems. Also, Expedia and Bodybuilding may be unable to devote financial resources to new technologies and systems, or enhancements to existing infrastructure, technologies and systems, in the future. Overall, these implementations and systems enhancements may not achieve the desired results in a timely manner, to the extent anticipated, or at all. If any of these events occur, Expedia's and Bodybuilding's respective businesses and financial performance could suffer.

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

Expedia has acquired, invested in or entered into significant commercial arrangements with a number of businesses in the past, and its future growth may depend, in part, on future acquisitions, investments or significant commercial arrangements, any of which could be material to its financial condition and results of operations. Certain financial and operational risks related to acquisitions, investments or significant commercial arrangements that may have a material impact on Expedia's business are:

•

Diversion of management’s attention or other resources from Expedia’s existing businesses; for example, during 2016, Expedia expended significant resources in the integration of Orbitz Worldwide, Inc.;

•	Difficulties and expenses in assimilating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;
•

Use of cash resources and incurrence of debt and contingent liabilities in funding and after consummating acquisitions, including with regard to future payment obligations in connection with put/call rights, may limit other potential uses of Expedia's cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

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

•	Impairment of relationships with employees, suppliers, customers, vendors and affiliates of Expedia's business and the acquired business;
•	The assumption of known and unknown debt and other liabilities and obligations of the acquired company;
•	Failure of the acquired company to achieve anticipated integration synergies traffic, transactions, revenues, earnings or cash flows or to retain key management or employees;
•	Failure to generate adequate returns on Expedia's acquisitions and investments, or returns in excess of alternative uses of capital;
•

Failure to properly and timely integrate acquired companies and their operations, reducing Expedia's ability to achieve, among other things, anticipated returns on its acquisitions through cost savings and other synergies;

•	Entrance into markets in which Expedia has no direct prior experience resulting in increased complexity in its business;
•

Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts, that may arise in the context of a joint venture or other majority ownership investments;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from Expedia's acquisitions;
•	Costs associated with litigation or other claims arising in connection with the acquired company;
•	Increased or unexpected costs or delays to obtain governmental or regulatory approvals for acquisitions;
•

Increased competition amongst potential acquirers for acquisition targets could result in a material increase in the purchase price for such targets or otherwise limit Expedia's ability to consummate acquisitions; and

•	Adverse market reaction to acquisitions or investments or failure to consummate such transactions.

Moreover, Expedia relies heavily on the representations and warranties and related indemnities provided to it by the sellers of acquired private companies, including as they relate to creation, ownership and rights in intellectual property and compliance with laws and contractual requirements. Expedia's failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause it to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm its business generally.

Expedia’s HomeAway business is subject to regulatory risks and continues its transition to a primarily transaction-based business, either of which could have a material adverse effect on Expedia’s operations and financial results.

HomeAway has been, and continues to be, subject to regulatory development that affects the vacation rental industry and the ability of companies like Expedia to list those vacation rentals online. For example, some states and local jurisdictions have adopted or are considering statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the laws that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and the vacation rental industry, which creates a risk of those laws being interpreted in ways not originally intended that could burden property owners and managers or otherwise harm Expedia’s business.

Expedia is subject to legal, financial and competitive risk associated with HomeAway’s transition to a primarily transaction-based business. HomeAway historically generated the majority of its revenues when owners or managers of vacation rentals paid HomeAway subscription fees for the listing of their properties on the HomeAway family of websites. While subscription fees were previously the predominant source of revenue for HomeAway, a growing share of HomeAway’s revenue is now generated from a commission-based business model, where the traveler pays a service fee for the use of the HomeAway platform and the owner or manager of the property pays HomeAway a fee or a commission on a transactional basis for each booking of the property by a traveler. HomeAway launched the traveler service fee and introduced its Book with Confidence Guarantee in the United States beginning in February 2016, followed by a rollout in Europe beginning in June 2016. In addition, HomeAway moved to a single subscription option for its homeowners and property manager partners in July 2016.  HomeAway’s business model transition involves significant additional risks and potential costs for HomeAway, including:

•	Delays or unanticipated costs in completing the transition, which may delay or negate any expected benefits;
•	Suppliers and travelers may not adopt HomeAway’s new marketplace or payment structures and may choose to transact with competitors;
•	Failure to implement or expand HomeAway’s technology, systems and network infrastructure in light of additional payment processing and reporting complexity, or failure to do so at a reasonable cost;
•	New efforts in search engine marketing and participation in metasearch may be ineffective and reduce HomeAway’s ability to spend at the desired return on investment;
•	Increased risk of fraud; and
•	Additional potential tax exposures.

These risks could have a material adverse effect on HomeAway's business and results of operations, which in turn could have a material adverse effect on Expedia's operations and financial results.

Expedia's and Bodybuilding's international operations involve additional risks and their exposure to these risks will increase as their businesses expand globally.

Expedia operates in a number of jurisdictions outside of the United States and intends to continue to expand its international presence. As Expedia has expanded globally, its international (non-U.S.) revenue has increased from 39% in 2010 to 45% in 2017. In foreign jurisdictions, Expedia faces complex, dynamic and varied risk landscapes. As Expedia begins to operate in new markets and countries, it must tailor its services, business models and functional compliance structures to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or Expedia's failure to adapt its practices, systems, processes and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which it expands, could slow its growth. For example, to compete in certain international markets Expedia has in the past, and may in the future, adopt locally-preferred payment methods, which has increased its costs and instances of fraud. Certain international markets in which Expedia operates have lower margins than more mature markets, which could have a negative impact on its overall margins as its revenues from these markets grow over time.

In addition to the risks outlined elsewhere in this section, Expedia's and Bodybuilding's international operations are also subject to a number of other risks, including:

•	Currency exchange restrictions or costs and exchange rate fluctuations, and the risks and costs inherent in hedging such exposures;
•	Exposure to local economic or political instability and threatened or actual acts of terrorism;
•

Compliance with U.S. and non-U.S. regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, employment and labor laws, health and safety, information reporting and advertising and promotions;

•	Compliance with additional U.S. laws applicable to U.S. companies operating internationally;
•	Differences, inconsistent interpretations and changes in U.S. and non-U.S. laws and regulations, including tax laws enacted pursuant to the 2017 Tax Cuts and Jobs Act in the United States;
•	Weaker enforcement of Expedia's and Bodybuilding's contractual and intellectual property rights;
•	Lower levels of credit card usage and increased payment and fraud risk;
•	Longer payment cycles, and difficulties in collecting accounts receivable;
•	Preferences by local populations for local providers;
•

Restrictions on, or adverse tax and other consequences related to the repatriation of cash, the withdrawal of non-U.S. investments, cash balances and earnings, as well as restrictions on the ability to invest in operations in certain countries;

•	Financial risk arising from transactions in multiple currencies;
•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States;
•	Expedia's and Bodybuilding's ability to support new technologies, including mobile devices or block chain technologies, that may be more prevalent in international markets;
•

Difficulties in attracting and retaining qualified employees in international markets, as well as managing staffing and operations due to increased complexity, unionization, distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for products, services and content, including uncertainty as a result of local laws and lack of precedent.

The China travel market in particular is significant and has grown significantly in recent years. Prior to May 2015, Expedia conducted its operations in China primarily through its majority ownership interest in eLong, Inc., online travel service provider in China. Following the sale of its eLong ownership stake in May 2015 to a group of China-based purchasers, including to a subsidiary of Ctrip International, Ltd., Expedia has conducted its business in China through localized websites and commercial arrangements with local partners, including Ctrip. There can be no guarantee that Expedia will be able to grow or even maintain market share and brand awareness in the highly dynamic and intensely competitive market in China and its failure to do so could significantly impact its ability to grow its overall business.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Expedia's and Bodybuilding's businesses, financial performance, results of operations or business growth.

Expedia's and Bodybuilding's businesses and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to Expedia and Bodybuilding and their businesses, including those relating to travel and vacation rental licensing and listing requirements, the sale and advertising of substances regulated by the FDA and other government agencies, the internet and online commerce, internet advertising and price display, consumer protection, anti-corruption, anti-trust and competition, economic and trade sanctions, tax, banking, data security, the provision of payment services and privacy. As a result, regulatory authorities could prevent or temporarily suspend Expedia or Bodybuilding from carrying on some or all of their activities or otherwise penalize

Expedia or Bodybuilding if its practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for Expedia's and Bodybuilding's products and services, limit marketing methods and capabilities, affect their margins, increase costs and/or subject them to additional liabilities.

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

Likewise, the SEC, Department of Justice and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations and anti-corruption laws across industries. U.S. economic sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Sudan, Syria and the Crimea region of the Ukraine, and nationals and others of those countries, as well as certain specifically targeted individuals and entities. Expedia and Bodybuilding believe that their respective activities comply with OFAC, European Union, United Kingdom and other regulatory authorities’ economic sanction and trade regulations and anti-corruption regulations, including the Foreign Corrupt Practices Act, the UK Bribery Act and the UK Criminal Finances Act. As regulations continue to evolve and regulatory oversight continues to increase, Expedia and Bodybuilding cannot guarantee that their respective programs and policies will be deemed compliant by all applicable regulatory authorities. In the event their controls should fail or are found to be out of compliance for other reasons, they could be subject to monetary damages, civil and criminal money penalties, litigation and damage to their reputation and the value of their brands.

Expedia also has been subject, and it will likely be subject in the future, to inquiries or legal proceedings from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax and travel industry-specific laws and regulations, including but not limited to investigations and legal proceedings relating to the travel industry and, in particular, parity provisions in contracts between hotels and online travel companies, including Expedia and the presentation of information to consumers. The failure of Expedia's businesses to comply with these laws and regulations could result in fines and/or proceedings against it by governmental agencies and/or consumers, which if material, could adversely affect its business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, Expedia's compliance with such laws may put it at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements. Expedia is unable at this time to predict the timing or outcome of these various investigations and lawsuits or similar future investigations or lawsuits, and their impact, if any, on its business and results of operations.

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

From time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to Bodybuilding, repeal laws or regulations that Bodybuilding considers favorable to it or impose more stringent interpretations of current laws or regulations. Such developments could require formulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling and advertising, additional scientific substantiation, adverse event reporting or other new requirements.

Furthermore, Expedia's and Bodybuilding's future growth may be limited by anti-trust or competition laws. For example, Expedia's business has grown and continues to expand, and, as a consequence, increases in its size and market share may negatively affect its ability to obtain regulatory approval of proposed acquisitions, investments or significant commercial arrangements, any of which could adversely affect Expedia's ability to grow and compete.

Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.

The application of various domestic and international income and non-income tax laws, rules and regulations to Expedia's historical and new products and services is subject to interpretation by the applicable taxing authorities. These taxing authorities have become more aggressive in their interpretation and/or enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This has contributed to an increase in audit activity and harsher stances by tax authorities. As such, additional taxes or other assessments may be in excess of Expedia's current tax reserves or may require Expedia to modify its business practices, any of which could have a material adverse effect on its business, results of operations and financial condition.

A number of taxing authorities have made inquiries, filed lawsuits and/or levied assessments asserting that Expedia is required to collect and remit hotel occupancy, state and local sales or use taxes or other taxes. Expedia is also in various stages of inquiry or audit with multiple jurisdictions regarding the application of value added/goods and services tax to its transactions. While Expedia believes it complies with applicable tax laws in the jurisdictions in which it facilitates travel reservations, tax authorities may conclude that it owes additional taxes and issue tax assessments. Expedia has in the past been required, and may in the future be required in certain domestic and foreign jurisdictions to pay any such tax assessments prior to contesting their validity, which payments may be substantial. This requirement is commonly referred to as "pay-to-play." Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. For example, as a pre-condition to challenging the assessments, during 2009, Expedia paid $48 million under protest to the city of San Francisco and an additional $25.5 million under protest on May 26, 2014 in connection with additional assessments; and during 2013, Expedia paid $171 million to the state of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount, and Orbitz also received a similar refund of $22 million. On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appealing the August 5, 2016 decision by the Hawaii tax court holding that taxes are due on the online travel companies’ services to facilitate merchant model car rental transactions.

Significant judgment and estimation is required in determining Expedia's worldwide tax liabilities. In the ordinary course of Expedia's business, there are transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Tax authorities may disagree with Expedia's intercompany charges, including the amount of or basis for such charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. For example, the IRS recently notified Expedia of a proposed adjustment relating to transfer pricing with Expedia’s foreign subsidiaries in connection with the examination of the 2009-2010 tax years, and although Expedia disagrees with the IRS’ position and are challenging the adjustments, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to Expedia, may adversely affect its financial results. Expedia believes its tax estimates are reasonable, however, the final determination of tax audits could be materially different from its historical tax provisions and accruals in which case it may be subject to additional tax liabilities, possibly including interest and penalties, which could have a material adverse effect on its cash flows, financial condition and results of operations.

The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect the financial position and results of operations of Expedia and Bodybuilding.

While many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the digital economy, some jurisdictions have enacted new tax laws, rules and regulations directed at the digital economy and multi-national businesses. If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, particularly with respect to occupancy, sales, value-added taxes, or unclaimed property, or other tax laws applicable to the digital economy or multi-national businesses, the results could increase Expedia’s or Bodybuilding’s respective tax payments, including the possibility of double taxation, or other obligations, prospectively or retrospectively, subject Expedia or Bodybuilding to interest and penalties, decrease the demand for their products and services if they pass on such costs to the consumer, result in increased costs to update or expand their technical or administrative infrastructure or effectively limit the scope of their business activities if they decided not to conduct business in particular jurisdictions. As a result, these changes could have an adverse effect on Expedia’s and Bodybuilding’s businesses or financial performance.

Taxing authorities may also successfully assert that Bodybuilding should have collected or in the future should collect sales and use, commercial activity, value-added taxes (“VAT”) or similar taxes, and it could be subject to liability with respect to past or future sales. Bodybuilding does not collect sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which it has sales, based on its belief that such taxes are not applicable. Several states have presented Bodybuilding with tax assessments, alleging that it is required to collect and remit sales and other similar taxes. Such tax assessments, penalties and interest or future requirements could have an adverse effect on Bodybuilding's business or financial performance.

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where Expedia has business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in several jurisdictions. For example, the 2017 Tax Cuts and Jobs Act reforms U.S. corporate income taxes and, among other things, reduces the U.S. corporate income tax rate from 35% to 21%, but imposes base-erosion prevention measures as well as a one-time mandatory deemed repatriation tax on accumulated foreign earnings. Expedia’s initial estimates of the financial impact of the 2017 Tax Cuts and Jobs Act may change as it reviews its analysis and as additional guidance becomes available. In general, changes in tax laws may affect Expedia’s tax rate, increase its tax liabilities, carrying value of deferred tax assets, or its deferred tax liabilities.

In addition, in October 2015, the Organization for Economic Co-Operation and Development released a final package of suggested measures to be implemented by member nations in response to a 2013 action plan calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” by multinational companies. Multiple member jurisdictions, including countries in which we operate, have begun implementing recommended changes such as country by country reporting (“CBCR”). The CBCR standards require multinationals to disclose certain financial and economic indicators across geographies. The CBCR disclosure is expected to result in increased global tax audit activity. Additional legislative changes are anticipated in upcoming years. Certain countries have adopted unilateral changes increasing the risk of double taxation. Any changes to U.S. or international tax laws or interpretation of current or existing law could impact the tax treatment of Expedia’s and Bodybuilding’s earnings and adversely affect their profitability. Expedia’s and Bodybuilding’s tax liabilities in the future could also be adversely affected by changes to their operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or the discontinuance of beneficial tax arrangements in certain jurisdictions.

Expedia and Bodybuilding continue to work with, as appropriate, relevant governmental authorities and legislators to clarify their obligations under existing, new and emerging tax laws, rules and regulations. However, due to the large scale of its international business activities any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially and adversely affect Expedia’s business, the amount of taxes it is required to pay and its financial condition and results of operations generally.

Expedia and Bodybuilding are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect their businesses and financial condition.

Expedia is involved in various legal proceedings and claims involving taxes, property, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, securities laws, and other claims. Bodybuilding may be subject to intellectual property litigation and infringement claims initiated by others, other competitors or entities may assert rights in, or ownership of, its trademarks and other intellectual property rights or in marks that are similar to Bodybuilding's, and it may not be able to successfully resolve these types of conflicts to its satisfaction. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to Expedia's or Bodybuilding's businesses or operations. The defense of these actions is and will likely continue to be both time consuming and expensive and their outcomes cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect Expedia's or Bodybuilding's businesses, consolidated financial position, results of operations, or cash flows in a particular period. System interruptions, security breaches and the lack of redundancy in Expedia's and Bodybuilding's respective information systems may harm their businesses.

Expedia and Bodybuilding rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to transmit and store data, including booking and purchase transactions, intellectual property, proprietary business information and that of its suppliers and business partners, personally identifiable information of its customers and employees, and data with respect to invoicing information and the collection of payments, accounting, procurement, and supply chain activities. In addition, Expedia relies on its information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. Bodybuilding relies extensively on information systems for its ecommerce business, supply chain, manufacturing operations, financial reporting, human resources and various other processes and transactions.

The risk of a cybersecurity-related attack, intrusion, or disruption, including through spyware, viruses, phishing, denial of service and similar attacks by criminal organizations, hacktivists, foreign governments, and terrorists, is persistent. Additionally, as Expedia continues to integrate legacy systems from its acquired companies, such as Orbitz and HomeAway, into its information technology systems, it may increase the risk of these system interruptions. Expedia and Bodybuilding have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent them from efficiently fulfilling orders or providing services to third parties. These interruptions could include security intrusions, attacks on systems for fraud or service interruption, computer and telecommunications failures and natural events. Significant interruptions, outages or delays in their internal systems, or systems of third parties that they rely upon — including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers — and network access, or deterioration in the performance of such systems, would impair their ability to process transactions, decrease the quality of service that they can offer to customers, damage their reputation and brands, increase their costs and/or cause losses.

Potential security breaches to Expedia's or Bodybuilding's systems or the systems of their service providers, whether resulting from internal or external sources, could significantly harm their respective businesses. Both Expedia and Bodybuilding devote significant resources to network security, monitoring and testing, employee training and other security measures, but there can be no guarantee that these measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent Expedia's or Bodybuilding's security systems could misappropriate customer or employee information, intellectual property, proprietary information or other business and financial data or cause significant interruptions in their operations. Expedia and Bodybuilding may need to expend additional significant resources to protect against security breaches or to address problems caused by breaches, and a security breach resulting in the reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, are often not recognized until launched against a target and may originate from less regulated or remote areas around the world, Expedia and Bodybuilding may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions or pursuant to contractual arrangements with payment card processors for associated expenses and penalties. Security breaches could also cause customers and potential users of Expedia and Bodybuilding and their respective business partners to lose confidence in their security, which would have a negative effect on the value of their brands. Failure to quickly respond to or failure to adequately protect against attacks or intrusions, whether for Expedia's or Bodybuilding's own systems or systems of vendors, could expose them to security breaches that could have an adverse impact on financial performance.

In addition, no assurance can be given that Expedia's or Bodybuilding's backup systems or contingency plans will sustain critical aspects of their operations or business processes in all circumstances, many other systems are not fully redundant and their disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although Expedia and Bodybuilding have put measures in place to protect certain portions of their respective facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent Expedia or Bodybuilding from providing services to their customers and/or third parties for a significant period of time. In addition, remediation efforts may be costly for which Expedia and Bodybuilding may not have adequate insurance to cover such losses or costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

Expedia and Bodybuilding process, store and use customer and employee personal information, financial (including payment card information) and other consumer data, which subjects them to risks stemming from possible failure to comply with governmental regulation and other legal obligations, as well as litigation and reputational risks associated with the failure to protect such data from unauthorized use, theft or destruction.

Expedia and Bodybuilding may acquire personal, financial or confidential information from users of their websites and mobile applications and from their respective administration functions. There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of customer and employee personal information, financial (including payment card information) and other consumer data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. Expedia and Bodybuilding strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of the companies.

Any failure or perceived failure by Expedia and Bodybuilding, or their respective service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized use, theft or destruction of such data, may result in a material loss of revenues from the potential adverse impact to the respective reputations and brands of Expedia and Bodybuilding, their ability to retain customers or attract new customers and the potential disruption to their respective business and plans.  In addition, such an event could result in violations of applicable U.S. and international laws, governmental enforcement actions and consumer or securities litigation. Such events could also subject Expedia and Bodybuilding to bank fines, penalties or increased transaction costs, damage their respective reputations and brands, impair their relationships with current and potential business partners and key service providers, all of which could have an adverse effect on the business of each of Expedia and Bodybuilding.

Expedia and Bodybuilding are subject to international privacy regulations, compliance with these regulations could impose significant compliance burdens.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online.

 In addition, the European Union adopted the GDPR, which mandates that companies meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The GDPR may result in a greater compliance burden for companies, including Expedia and Bodybuilding, with users in Europe and increased compliance costs. Failure to meet these requirements could result in significant penalties. Further, although the European Union and the U.S. have fully implemented a new data transfer framework, the EU-U.S. Privacy Shield, it is the subject of litigation.  Finally, proposed new regulations regarding privacy and electronic communications are under consideration in the European Union.

Expedia and Bodybuilding are subject to payments-related and fraud risks.

Expedia has agreements with companies that process customer credit and debit card transactions, the volume of which are very large and continue to grow, for the facilitation of customer bookings of travel services from Expedia's travel suppliers. These agreements allow these processing companies, under certain conditions, to hold an amount of Expedia's cash (a “holdback”) or require Expedia to otherwise post security equal to a portion of bookings that have been processed by that company. These processing companies may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in Expedia's financial condition. An imposition of a holdback or suspension of processing services by one or more of Expedia's processing companies could materially reduce Expedia's liquidity. Moreover, there can be no assurances that the interchange rates or fees Expedia and Bodybuilding pay for the processing of customer credit and debit card transactions will not increase which could reduce Expedia's and Bodybuilding's revenue, thereby adversely affecting their businesses and financial performance.

In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include payment card association operating rules, the Payment Card Industry Data Security Standards (“PCI DSS”). Under these rules, Expedia and Bodybuilding are required to adopt and implement internal controls over the use, storage and security of card data. Expedia and Bodybuilding assess their compliance with the PCI DSS rules on a periodic basis and make necessary improvements to their internal controls. If Expedia and Bodybuilding fail to comply with these rules or requirements, or if their respective data security systems are breached or compromised, they may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose their ability to accept credit and debit card payments from their customers, or facilitate other types of online payments, and their respective businesses and operating results could be adversely affected.

Expedia's and Bodybuilding's results of operations and financial positions have been negatively affected by their acceptance of fraudulent orders made using credit and debit cards or fraudulently obtained loyalty points. Expedia and Bodybuilding are sometimes held liable for accepting fraudulent orders on their websites or other orders for which payment is subsequently disputed by their customers, both of which lead to the reversal of payments received by Expedia or Bodybuilding, as applicable, for such orders (a “charge back”). Accordingly, Expedia and Bodybuilding calculate and record allowances for the resulting credit and debit card charge backs. Expedia's and Bodybuilding's abilities to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including smartphones, tablet computers and in-home assistants, and global expansion, including into markets with a history of elevated fraudulent activity. In addition, for existing and future payment options Expedia and Bodybuilding offers to its respective customers, they may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of their payments products), as well as fraud. If Expedia and Bodybuilding are unable to effectively combat fraudulent orders on their websites or mobile applications or if they otherwise experience increased levels of charge backs, Expedia's and Bodybuilding's respective results of operations and financial positions could be materially adversely affected.

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

Depending on the size of the exposures and the relative movements of exchange rates, if Expedia chooses not to hedge or fails to hedge effectively its exposure, it could experience a material adverse effect on its financial statements and financial condition. As seen in some recent periods, in the event of severe volatility in exchange rates these exposures can increase, and the impact on Expedia's results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of Expedia's business have made hedging these exposures more complex. Expedia has increased and plans to continue increasing the scope and complexity of its foreign exchange risk management. Expedia makes a number of estimates in conducting hedging activities including in some cases cancellations and payments in foreign currencies. In addition, an effective exchange rate hedging program is dependent upon effective systems, accurate and reliable data sources, controls and change management procedures. In the event Expedia's estimates differ significantly from actual results or if it fails to adopt effective hedging processes, Expedia could experience greater volatility as a result of its hedging activities.

Expedia's stock price is highly volatile.

The market price of Expedia's common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond its control:

•	Quarterly variations in its operating and financial results;
•	Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on technology or emerging market marketing investments;
•	Changes in expectations as to Expedia's future financial performance, including financial estimates by securities analysts and investors;
•	Rating agency credit rating actions or pronouncements;

•	Reaction to Expedia's earnings releases and conference calls, or presentations by executives at investor and industry conferences;
•	Worldwide macro-economic conditions and fluctuations in currency exchange rates;
•	Changes in Expedia's capital or governance structure;
•	Changes in the stock price or market valuations of trivago, Expedia’s majority-owned, publicly traded subsidiary, whose stock price is also highly volatile;
•	Changes in market valuations of other internet or online service companies;
•

Changes in device and platform technologies and search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect Expedia's ability to generate traffic to its websites;

•	Announcements of dividends or changes in the amount or frequency of Expedia's dividends;
•	Announcements by Expedia or its competitors of technological innovations, new services or promotional and discounting activities;
•	Announcements by Expedia or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Loss of a major travel supplier, such as an airline, hotel or car rental chain;
•	Changes in the status of Expedia's intellectual property rights;
•	Lack of success in the expansion of Expedia's business model geographically;
•	Claims or proceedings against Expedia or adverse developments or decisions in pending proceedings;
•	Significant security breaches;
•	Additions or departures of key personnel;
•	Rumors or public speculation about any of the above factors; and
•	Price and volume fluctuations in the stock markets in general.

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

Expedia's performance is largely dependent on the talents and efforts of highly skilled individuals. Expedia's future success depends on its continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of its organization. In particular, the contributions of Mr. Diller, Expedia's Chairman and Senior Executive, and Mark Okerstrom, its Chief Executive Officer, are critical to the overall management of the company. Expedia's future success will depend on the performance of its senior management and key employees. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Okerstrom or any other member of its senior management or key employees, the loss of whom could seriously harm its business. Expedia does not maintain any key person life insurance policies. Competition for well-qualified employees in certain aspects of Expedia's business, including software engineers, developers, product management personnel, development personnel, and other technology professionals, also remains intense.

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

Expedia and Bodybuilding work closely with various business partners and rely on third-parties for many systems and services, and therefore could be harmed by their activities.

Expedia and Bodybuilding could be harmed by the activities of third parties that they do not control. Expedia and Bodybuilding work closely with business partners, including in connection with significant commercial arrangements and joint ventures, and, in the case of Expedia, through its Expedia Affiliate Network business. Expedia and Bodybuilding also rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services, including, increasingly, travel care (in the case of Expedia) and information technology services. If these partners or third-party service providers experience difficulty or fail to meet Expedia's or Bodybuilding’s respective requirements or standards of applicable laws or the requirements or standards of governmental authorities, it could damage Expedia's and Bodybuilding's respective reputations, make it difficult for them to operate some aspects of their respective businesses, or expose Expedia and Bodybuilding to liability for their actions which could have an adverse impact on Expedia's and Bodybuilding's respective businesses and financial performance. Likewise, if the third-party service providers on which Expedia and Bodybuilding rely were to cease operations, temporarily or permanently, face financial distress or other business disruption, Expedia and Bodybuilding could suffer increased costs and delays in their ability to provide similar services until an equivalent service provider could be found or Expedia and Bodybuilding could develop replacement technology or operations, any of which could also have an adverse impact on Expedia's and Bodybuilding's respective business and financial performance.

Expedia is exposed to various counterparty risks.

Expedia is exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to Expedia's bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2017, Expedia held cash in bank depository accounts of approximately $2.1 billion (primarily in Bank of America, Bank of Tokyo-Mitsubishi UFJ, BNP Paribas, HSBC and JPMorgan Chase) and held time deposits of approximately $852 million at financial institutions including BNP Paribas, JPMorgan Chase, Mizuho Bank Ltd. (“Mizuho”), The Bank of Nova Scotia, Sumitomo Mitsui Bank, National Australia Bank, and Standard Chartered Bank. Additionally, majority-owned subsidiaries of Expedia held cash of approximately $163 million (primarily in Deutsche Bank, HSBC and National Australia Bank and held term deposits of approximately $169 million at financial institutions including CitiBank and Deutsche Bank). As it relates to foreign exchange, as of December 31, 2017, Expedia was party to forward contracts with a notional value of approximately $2.6 billion, the fair value of which was an asset of approximately $6 million. The counterparties to these contracts were Barclays Bank, BNP Paribas, Bank of America, The Bank of Tokyo-Mitsubishi UFJ, Citibank, Credit Suisse International, Goldman Sachs, HSBC, JPMorgan Chase, Mizuho, Royal Bank of Canada, Standard Chartered Bank, The Bank of Nova Scotia, Societe Generale, US Bank and Wells Fargo. Expedia employs forward contracts to hedge a portion of its exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return Expedia's funds or pay Expedia net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts.

In addition, due to instability in the economy Expedia also faces increased credit risk and payment delays from its non-financial contract counterparties.

Expedia has significant indebtedness, which could adversely affect its business and financial condition.

Expedia has outstanding long-term indebtedness, excluding current maturities, with a face value of $3.7 billion, and it has a $1.5 billion unsecured revolving credit facility. Risks relating to Expedia's indebtedness include:

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

Expedia and Bodybuilding cannot be sure that their intellectual property and proprietary information is protected from copying or use by others, including potential competitors.

Expedia's and Bodybuilding's websites and mobile applications rely on content, brands, domain names and technology, much of which is proprietary. Expedia and Bodybuilding establish and protect their intellectual property by relying on a combination of trademark, domain name, copyright, trade secret and patent laws in the U.S. and other jurisdictions, license and confidentiality agreements, and internal policies and procedures. In connection with Expedia's and Bodybuilding's license agreements with third parties, they seek to control access to, and the use and distribution of, their proprietary information and intellectual property. Even with these precautions, however, it may be possible for another party to copy or otherwise obtain and use Expedia's or Bodybuilding's intellectual property without their authorization or to develop similar intellectual property independently. Effective trademark, domain name, copyright, patent and trade secret protection may not be available in every jurisdiction in which Expedia's and Bodybuilding's services are made available, and policing unauthorized use of intellectual property is difficult and expensive. Expedia and Bodybuilding cannot be sure that the steps they have taken will prevent misappropriation or infringement of their respective intellectual property. Any misappropriation or violation of these rights could have a material adverse effect on Expedia's and Bodybuilding’s respective businesses. Furthermore, Expedia or Bodybuilding may need to go to court or other tribunals to enforce their intellectual property rights, to protect their trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention.

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

Bodybuilding operates in a highly competitive industry and its failure to compete effectively could materially and adversely affect its sales and growth prospects.

Bodybuilding competes primarily against other online, retailers specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, Bodybuilding experiences increased competition for those products. For example, as the trend in favor of whey protein products developed, it experienced increased competition for whey protein products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail, e-commerce or wholesale channels could have a material adverse effect on Bodybuilding's financial condition and results of operations. Certain of Bodybuilding's competitors may have significantly greater financial, technical and marketing resources. In addition, Bodybuilding's competitors may be more effective and efficient in introducing new products. Bodybuilding may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of market share.

Bodybuilding's failure to appropriately and timely respond to changing consumer preferences and demand for new products and services could significantly harm its customer relationships and its business, financial condition and results of operations.

Bodybuilding's performance is affected by industry trends including, among others, demographic trends and health and lifestyle preferences, as well as other factors, such as industry media coverage and governmental actions. For example, this industry is subject to potential regulatory activity and other legal matters that could affect the credibility of a given product or category of products. Consumer trends and their overall impact on consumer spending and limited product innovation and introductions in the VMS industry can dramatically affect purchasing patterns. Additionally, Bodybuilding's performance is affected by competitive trends such as the entry of new competitors, changes in promotional strategies or expansion of product assortment by various competitors.

Sales of sports nutrition products are generally more sensitive to consumer trends, such as increased demand for products recommended by the media, resulting in higher volatility than other products. Accordingly, Bodybuilding sells what it believes are appropriate sports nutrition products in response to prevailing market conditions and consumer demands.

Bodybuilding relies on consumer perception regarding the safety, quality and effectiveness of the supplement products it sells, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by adverse publicity in the form of published scientific research, national media attention or other publicity, whether or not accurate, that associates consumption of Bodybuilding's products or any other similar products with illness or other adverse effects, or questions the benefits of Bodybuilding's products or other similar products or that claims that any such products are ineffective. Future scientific research or publicity could be unfavorable to the industry or any of Bodybuilding's specific products and may not be consistent with earlier favorable research or publicity. Unfavorable research or publicity could have a material adverse effect on Bodybuilding's ability to generate sales.

Bodybuilding's business is subject to changing consumer trends and preferences. Any failure to accurately predict or react to these trends could negatively impact consumer opinion of Bodybuilding as a source for high demand or the latest products, which in turn could harm its customer relationships and cause it to lose market share. The success of Bodybuilding's product offerings depends upon a number of factors, including its ability to:

•	anticipate customer needs;
•	successfully introduce new products in a timely manner;
•	price its products competitively;
•	deliver its products in sufficient volumes and in a timely manner; and
•	differentiate its product offerings from those of its competitors.

Bodybuilding may be subject to material product liability claims if people or property are harmed by the products it sells, which could increase its costs and adversely affect its reputation, revenues and operating income.

Some of the products Bodybuilding sells, distributes or manufactures may expose it to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Bodybuilding's products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. These products could contain contaminated substances, and some of the products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

In addition, third-party manufacturers produce many of the products Bodybuilding sells. Bodybuilding relies on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, Bodybuilding may also be liable for various product liability claims for products it does not manufacture. Moreover, as a practical matter, indemnification from a product supplier is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. Bodybuilding may be unable to obtain full recovery from the insurer or any indemnifying third-party in respect of any claims against it in connection with products manufactured by such third-party.

Even with adequate insurance and indemnification, product liability claims could significantly damage Bodybuilding's reputation and consumer confidence in its products. Bodybuilding's litigation expenses could increase as well, which also could have a material adverse effect on its results of operations even if a product liability claim is unsuccessful or is not fully pursued.

Bodybuilding may experience product recalls, withdrawals or seizures, which could materially and adversely affect its business, financial condition and results of operations.

Bodybuilding may initiate or participate in product recalls, withdrawals or seizures if any of the products it sells are believed to cause injury or illness or if Bodybuilding is alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of those products. A significant product recall, withdrawal or seizure may require significant management attention, would likely result in substantial and unexpected costs and may materially and adversely affect Bodybuilding's business, financial condition and results of operations. Furthermore, a significant product recall, withdrawal or seizure may adversely affect consumer confidence in its brands and third-party brands sold by Bodybuilding and thus decrease consumer demand for products sold by Bodybuilding.

As is common in the VMS industry, Bodybuilding relies on its contract manufacturers and suppliers to ensure that the products they manufacture and sell to Bodybuilding comply with all applicable regulatory and legislative requirements. In general, Bodybuilding seeks representations and warranties, indemnification and insurance from its contract manufacturers and suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage Bodybuilding's reputation and consumer confidence in its products. In addition, if products offered for sale by Bodybuilding do not comply with applicable regulatory, statutory and legislative requirements, Bodybuilding cannot market such products and may be required to recall or remove such products from the market and may face lawsuits related to any alleged non-compliance, which in certain cases could materially and adversely affect Bodybuilding's business, financial condition and results of operations.

Bodybuilding's business relies on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could adversely affect its business, financial condition and results of operations.

Bodybuilding's business is highly dependent upon email and other messaging services for promoting its sites and products. Bodybuilding provides emails and other "push" communications to customers and other visitors informing them of what is available for purchase on its site that day, and believes these messages are an important part of its marketing and generate a substantial portion of its revenue. If Bodybuilding is unable to successfully deliver emails or other messages to its subscribers, or if subscribers decline to open its emails or other messages, its revenue and profitability would be materially and adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening its emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact Bodybuilding's business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in Bodybuilding's inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit its ability to send such communications or impose additional requirements upon Bodybuilding in connection with sending such communications would also materially and adversely impact its business. Bodybuilding's use of email and other messaging services to send communications about its site or other matters may also result in legal claims against it, which may cause increased expenses, and if successful may result in fines and orders with costly reporting and compliance obligations or may limit or prohibit its ability to send emails or other messages. Bodybuilding also relies on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit Bodybuilding's ability or its customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking may materially and adversely affect its business, financial condition and results of operations.

If Bodybuilding fails to retain existing users or add new users, or if its users decrease their level of engagement with its products, Bodybuilding's business, financial condition and results of operations may be significantly harmed.

The size of Bodybuilding's user base and its users' level of engagement are critical to its success. Bodybuilding's financial performance has been and will continue to be significantly determined by its success in adding, retaining and engaging active users. If people do not perceive its products to be useful, reliable and trustworthy, Bodybuilding may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. Bodybuilding's user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as users continue to engage increasingly via mobile devices and as Bodybuilding introduces new and different products and services. Any number of factors could potentially negatively affect user retention, growth and engagement, including if:

•	users increasingly engage with other products or services;
•	Bodybuilding fails to introduce new products or services that users find engaging or if it introduces new products or services that are not favorably received;
•	users have difficulty installing, updating or otherwise accessing its products on mobile devices;
•	user behavior on any of Bodybuilding's products changes, including decreases in the quality and frequency of content shared on its products and services;
•

Bodybuilding is unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks and that achieve a high level of market acceptance;

•	there are decreases in user sentiment about the quality or usefulness of its products or concerns related to privacy and sharing, safety, security or other factors;
•	Bodybuilding is unable to manage and prioritize information to ensure users are presented with content that is interesting, useful and relevant to them;
•	users adopt new technologies where its products may be displaced in favor of other products or services, or may not be featured or otherwise available;
•	there are adverse changes in Bodybuilding's products that are mandated by legislation, regulatory authorities or litigation, including settlements or consent decrees;
•

technical or other problems prevent Bodybuilding from delivering its products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•	Bodybuilding adopts policies or procedures related to areas such as sharing or user data that are perceived negatively by its users or the general public;
•

it elects to focus its user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by Bodybuilding, third parties or otherwise;

•	Bodybuilding fails to provide adequate customer service to users, marketers or developers; or

•	developers whose products are integrated with Bodybuilding or other companies in its industry are the subject of adverse media reports or other negative publicity.

Bodybuilding’s current or future products, such as its development tools and application programming interfaces that enable developers to build, grow and monetize mobile and web applications, reduce user activity on Bodybuilding.com by making it easier for its users to interact and share on third-party mobile and web applications.

Any of the above factors could have a material and adverse effect on Bodybuilding's business, financial condition and results of operations.

The seasonality of Bodybuilding's business places increased strain on its operations.

Bodybuilding derives significant sales during the first quarter of each year. If it does not stock or restock popular products in sufficient amounts such that it fails to meet customer demand, it could significantly affect its revenue and future growth. If it overstocks products, it may be required to take significant inventory markdowns or write-offs, which could reduce profitability. If too many customers access Bodybuilding's websites within a short period of time due to increased demand, it may experience system interruptions or site performance slowdown that make its website unavailable or prevent it from efficiently fulfilling orders, which may reduce the volume of products it sells and the attractiveness of its products and services. In addition, Bodybuilding may be unable to adequately staff its fulfillment and customer service centers during these peak periods.

Factors Relating to Expedia Holdings' Common Stock and the Securities Market

Our stock price may fluctuate significantly, particularly in response to the results of operations of Expedia and developments in its business.

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

The fair value of our investment in Expedia, on an as-converted basis, was approximately $2,827 million as of December 31, 2017,  which represents a large portion of Expedia Holdings’ total market value. As a result, our stock price may move in tandem with the Expedia stock price, with the result that our stock price may be disproportionately affected by the results of operations of Expedia and developments in its business.

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

Malone beneficially owns shares of our common stock representing approximately 33% of Expedia Holdings’ voting power, due to his beneficial ownership of approximately 95% of the Company’s outstanding Series B common stock as of January 31, 2018. Malone's equity interest in Expedia Holdings is not subject to any restrictions in favor of Expedia Holdings other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements. Malone's rights to vote or dispose of his equity interest in Expedia Holdings is, however, subject to restrictions pursuant to the terms of the Proxy Arrangements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

In connection with the Expedia Holdings Split-Off, a wholly owned subsidiary of Liberty Media entered into a facilities sharing agreement with Expedia Holdings, pursuant to which Expedia Holdings shares office facilities with Liberty Media, Liberty Interactive,  TripCo and Broadband located at 12300 Liberty Boulevard, Englewood, Colorado.

Expedia leases approximately 3.9 million square feet of office space worldwide, pursuant to leases with expiration dates through March 2031. Expedia leases 565,000 square feet for its headquarters in Bellevue, Washington, pursuant to leases with expiration dates through December 2019. In addition, Expedia also leases approximately 1.4 million square feet of office space for its domestic operations in various other cities and locations pursuant to leases with expiration dates through March 2031. Expedia also leases approximately 2.0 million square feet of office space for its international operations in various cities and locations pursuant to leases with expiration dates through June 2030. In addition to its leased space, on April 30, 2015, Expedia acquired its future corporate headquarters, consisting of multiple office and lab buildings located in Seattle, Washington. The build out of the headquarters is significant as Expedia converts lab facilities into office space. Expedia expects employees to begin to move into the new campus at the end of 2019.

Bodybuilding operates order fulfillment centers in Shiremanstown, Pennsylvania, North Las Vegas, Nevada, New Berlin, Wisconsin and Dunstable, Bedfordshire, England, and technology development operations in Santa Ana, Costa Rica and Portland, Oregon. Bodybuilding owns its corporate headquarters, which is located in Boise, Idaho. Fulfillment centers are typically leased with standard lease terms of three to five years, with lease expiration dates varying between 2018 and 2020.

Item 3. Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Bodybuilding are party to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We do not believe there are any material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2017 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of our common stock has been outstanding since November 4, 2016.  Our Series A and Series B common stock trades on the Nasdaq Global Select Market under the symbols “LEXEA” and “LEXEB,” respectively.  The following table sets forth the range of high and low sales prices of shares of each series of our common stock for periods they were outstanding during the year ended December 31, 2017 and 2016.

	Series A		Series B
	(LEXEA)		(LEXEB)
	High	Low	High	Low
2016
Fourth quarter (after November 4, 2016)	$45.43	39.05	41.00	41.00
2017
First quarter (1)	47.20	35.96	41.00	41.00
Second quarter	55.67	44.33	53.46	46.93
Third quarter	58.20	50.21	57.52	51.70
Fourth quarter	56.82	42.65	55.00	45.02

(1)	The Series B common shares trade infrequently. During the first quarter of 2017, no trades occurred, as such the high and low prices shown for this period relate to the fourth quarter of 2016.

Holders

As of January 31, 2018,  there were 910 and 62 record holders of our Series A and Series B common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our equity securities during the three months ended December 31, 2017.

During the three months ended December 31, 2017,  no shares of Series A and Series B Expedia Holdings common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

Summary Balance Sheet Data:

	December 31,
	2017	2016 (1)	2015	2014	2013
	amounts in millions
Cash and cash equivalents	$2,961	1,851	2	2	3
Accounts receivable, net	$1,871	1,345	1	1	1
Investment in Expedia	$—	—	927	514	477
Intangible assets not subject to amortization	$21,507	22,740	77	77	77
Intangible assets subject to amortization, net	$5,010	6,363	24	22	22
Total assets	$33,968	33,982	1,126	706	678
Accounts payable, merchant	$1,838	1,509	—	—	—
Total debt and capital lease obligations, including current	$4,867	3,795	41	36	39
Deferred income tax liabilities	$2,155	3,477	304	156	148
Total equity	$19,102	20,292	672	390	357

Summary Statement of Operations Data:

	Year ended December 31,
	2017 (3)		2016 (1)	2015	2014	2013
	amounts in millions
Revenue		$10,286	1,581	465	455	421
Operating income (loss)		$(2,993)	(389)	10	10	9
Interest expense		$(125)	(19)	(1)	(1)	(1)
Share of earnings (losses) of Expedia	$	NA	26	117	58	31
Gains (losses) on transactions, net		$—	2,005	—	—	—
Gain (loss) on dilution of investment in Expedia	$	NA	(2)	320	3	(1)
Net earnings (loss) attributable to Expedia Holdings shareholders		$(192)	2,292	281	45	25
Basic earnings (loss) attributable to Series A and Series B Expedia Holdings shareholders per common share (2)		$(3.37)	40.21	4.94	0.80	0.44
Diluted earnings (loss) attributable to Series A and Series B Expedia Holdings shareholders per common share (2)		$(3.37)	39.52	4.94	0.80	0.44

(1)

As discussed in note 3 to the accompanying consolidated financial statements, in connection with the Expedia Holdings Split-Off, pursuant to the Governance Agreement and Proxy Arrangements, Expedia Holdings may now exercise its approximately 52.0% voting interest in Expedia. As a result, Expedia Holdings began consolidating Expedia upon completion of the Expedia Holdings Split-Off. In conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.

(2)

We issued 56,946,673 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016.  The number of shares issued upon completion of the Expedia Holdings Split-Off was used to determine both basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013 and for the period from January 1, 2016 through the date of the Expedia Holdings Split-Off, as no Company equity awards were outstanding prior to the Expedia Holdings Split-Off. Basic earnings (loss) per share subsequent to the Expedia Holdings Split-Off was computed using the weighted average number of shares outstanding (“WASO”) from the date of the completion of the Expedia Holdings Split-Off through December 31, 2016. Diluted earnings per share subsequent to the Expedia Holdings Split-Off was computed using the WASO from the date of the completion of the Expedia Holdings Split-Off through December 31, 2016, adjusted for potentially dilutive equity awards outstanding during the same period.

(3)

Results of operations in 2017 were impacted by  $3,601 million of acquisition accounting adjustments as reconciled in the “Results of Operations – Expedia” section below, which was primarily comprised of depreciation and amortization of $1,360 million, as well as an impairment recorded to goodwill in the amount of $2,197 million (see note 5 to the consolidated financial statements for additional details).

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

Explanatory Note

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings," the "Company," “us,” “we,” or “our” as discussed below) (the "Expedia Holdings Split-Off"). Immediately following the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Liberty Interactive's former ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's former wholly-owned subsidiary Vitalize, LLC (which we refer to as “Bodybuilding”). As of December 31, 2017, Expedia Holdings beneficially owned approximately 15.6% of the outstanding Expedia common stock and 52.0% of the voting interest in Expedia. Bodybuilding became a wholly owned subsidiary of Liberty Interactive in October 2015 when Liberty Interactive purchased the remaining ownership interest in Bodybuilding.

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

Overview

We own an approximate 15.6% equity interest and 52.0% voting interest in Expedia as of December 31, 2017.  Historically, Liberty Interactive was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to a stockholders agreement (the “Stockholders Agreement”) with Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock ("EXPE") and Expedia class B common stock (the “Expedia class B common stock,” and together with EXPE, the “Expedia common stock”) then owned by Liberty Interactive. Liberty Interactive was also subject to a governance agreement (the “Governance Agreement”) with Expedia which provided for the right to nominate 20% of the members of Expedia's board of directors, which is currently comprised of 15 members (three of which were nominated by Liberty Interactive). The Governance Agreement also provided for registration and other rights, and imposed certain restrictions on the ownership of shares of Expedia class B common stock. Pursuant to the Governance Agreement, Liberty Interactive had (and, following the completion of the Expedia Holdings Split-Off, the Company has) preemptive rights that entitle it to purchase a number of shares of Expedia common stock (excluding certain issuances related to options, warrants or convertible securities) so that Liberty Interactive or the Company, as applicable, will maintain the identical ownership interest in Expedia (subject to certain adjustments) that it had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Liberty Interactive or the Company, as applicable, would or will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty Interactive or the Company, as applicable, opted or opts to acquire shares of EXPE in lieu of shares of Expedia class B common stock. Based on the Stockholders Agreement and the Governance Agreement, the Company determined that, prior to the Expedia Holdings Split-Off, it did not control Expedia but instead had significant influence with respect to Expedia and accordingly, accounted for its investment in Expedia as an equity method affiliate.

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

Bodybuilding is primarily an Internet retailer of dietary supplements, sports nutrition products and other health and wellness products. It is also a large publisher of online health and fitness content, offering fitness content, workout programs, video databases, articles, recipes, health advice and motivational stories, as well as a paid subscription model for structured online fitness trainers and nutrition education. The online model also includes a combination of detailed product information and real-time user reviews to help its visitors achieve their health and fitness goals. Visitors include gym-goers, athletes, weightlifters and bodybuilders, and any individual wanting to improve their mental and physical well-being. Bodybuilding launched its Bodybuilding.com website in 1999 which now includes more than 30,000 pages of editorial content, 10,000 videos and 16,000 pages of store content. Its properties encompass more than 30 million monthly unique visitors that create an inclusive fitness community that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements.

Our results prior to November 4, 2016 were largely dependent on the operating performance of Bodybuilding. Upon the completion of the Expedia Holdings Split-Off and for future periods, Expedia Holdings results have been and will be largely dependent upon the operating performance of Expedia. Therefore, the executive summary below contains the strategies and challenges of Expedia for an understanding of the business objectives of Expedia, our most significant operating business. In addition, we have included challenges and strategies related to Bodybuilding.

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

Bodybuilding primarily earns revenue from the sale of health and fitness supplements and accessories on its Bodybuilding.com website and mobile properties, through its content subscription service, and earns a very limited amount of sales coming from advertising revenue. Bodybuilding markets approximately 300 globally recognized brands, including a number of brands exclusive to its retail channel. Through its Bodybuilding.com website, Bodybuilding offers directly to its customers one of the largest varieties of supplements, vitamins and minerals with approximately 10,000 stock keeping units, and delivers its products through its fulfillment centers. Bodybuilding is diligent about offering a broad spectrum of products to meet the needs of its customers but also develops, identifies and retains exclusive brands for its customer bases.  Bodybuilding expects to drive revenue by continuing to sell supplements, increase advertising revenue on its properties, further leverage its fitness related content monetization, and optimize its online and mobile properties for a better shopping and online customer experience. Bodybuilding's business is slightly seasonal; the first quarter of the year is its busiest, as people start to implement their New Year's resolutions towards health and fitness.

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

Increased usage and familiarity with the internet drove rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2018, over 45% of U.S. and European leisure, and unmanaged corporate travel expenditures are expected to occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 30% to 40%. These penetration rates increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by The Priceline Group), trivago (in which Expedia owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools, the impact of which is currently uncertain. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Players such as Airbnb, HomeAway (which Expedia acquired in December 2015) and Booking.com (owned by The Priceline Group) emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is estimated by analysts to account for approximately $100 billion of annual travel spend and expected to continue to grow as a percentage of the global accommodation market. Furthermore, Expedia saw increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer eCommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.

The online travel industry also saw the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia distributes both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings for its hotel supply partners through both agency-only contracts as well as its hybrid ETP program, which offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on Expedia’s overall marketing efficiencies and operating margins. Expedia manages its selling and marketing spending on a brand basis, making decisions in each applicable market that it thinks are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets, Expedia is pursuing and expects to continue to pursue long-term growth opportunities for which its marketing efficiency is less favorable than that for its consolidated business, but for which it still believes the opportunity to be attractive. The crowded online travel environment is now driving certain secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing traveler mind share.

Bodybuilding competes primarily against other specialty and online retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail order companies and fitness content subscription offerings.  Bodybuilding faces these competitors in both domestic and international markets. This market is sensitive to fitness trends, product and shipping prices, government regulation, foreign currency exchange rates and the introduction of new products. As sports nutrition products become more mainstream, the size of the total addressable market will continue to increase and become saturated. This will positively impact Bodybuilding's opportunity to serve more customers, but also attracts competition to this market. More online retailers, such as Amazon.com, have recently expanded their sports nutrition product offerings, and it is expected that such offerings will continue to put pressure on Bodybuilding’s ability to attract new customers as well as retain current customers.  Additionally, Bodybuilding is subject to e-commerce share of voice constraints that impact its online presence and ability to obtain traffic and qualified visitors. Website traffic is subject to a variety of factors from online search engines and online customer consumer behavioral changes, which can affect the number of visitors coming to Bodybuilding.com. Finally, mobile visitors to its website continue to make up a larger portion of its total traffic. The capacity to increase total traffic and the ability to provide the full value proposition to visitors on a mobile platform is challenging, and these visitors make purchases at a lower rate than traditional desktop visitors. Bodybuilding anticipates these trends could negatively impact its domestic and international sales and profitability in the near-term.

Bodybuilding and Expedia must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. As their operations grow in size and scope, they must continuously improve and upgrade their systems and infrastructure while maintaining or improving the reliability and integrity of their systems and infrastructure. These companies must be able to incorporate new technologies into their products and services in order to address the needs of their customers.

Results of Operations—Years Ended December 31, 2017,  2016 and 2015

The amounts included in the table below represent the Company’s results for each of the years ended December 31, 2017,  2016 and 2015, as well as a year over year comparison of revenue, operating income (loss) and Adjusted OIBDA for the years ended December 31, 2016 and 2015 on a pro forma basis, prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisitions, as if the consolidation of Expedia was completed on January 1, 2015. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been as if the transaction had happened previously and the Company consolidated Expedia during the periods presented.

Consolidated operating results:

				Pro forma
	Year ended December 31,			Year ended December 31,
	2017	2016	2015	2016	2015
	amounts in millions
Revenue
Expedia	$9,994	1,170	NA
Corporate and other	292	411	465
Consolidated Expedia Holdings	$10,286	1,581	465	9,185	6,987

Operating income (loss)
Expedia	$(2,976)	(383)	NA
Corporate and other	(17)	(6)	10
Consolidated Expedia Holdings	$(2,993)	(389)	10	(1,017)	(1,734)

Adjusted OIBDA
Expedia	$1,640	133	NA
Corporate and other	(2)	13	33
Consolidated Expedia Holdings	$1,638	146	33	1,616	942

Expedia Holdings began consolidating the results of Expedia beginning on November 4, 2016, in connection with the completion of the Expedia Holdings Split-Off. The operating results in the table above include Expedia’s consolidated results for the period November 4, 2016 through December 31, 2016. See “Results of Operations – Businesses” below for a more detailed discussion of Expedia’s stand alone results.

Revenue

Consolidated Expedia Holdings revenue increased $8.7 billion and $1.1 billion for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods.

The increase in revenue during 2017 compared to the same period in the prior year was due to a full year of consolidated Expedia revenue in 2017, whereas Expedia revenue was only included from November 4 through December 31 in 2016. The increase in revenue was partially offset by a decrease in revenue in Corporate and other related to Bodybuilding, primarily as a result of a 19% decrease in store visits and a 3% decline in conversion rates, leading to a decrease in order volumes from the prior year by approximately 21%. In addition, there was a 4% reduction in the product average order value. The traffic decline on the retail website is the result of search engine optimization marketing channel declines resulting from algorithmic and ranking changes. Strategic changes to shipping and advertising revenue also contributed to the revenue decrease, as free and flat rate shipping was launched to improve the customer experience.  Overall the increase in revenue during 2016 compared to the same period in the prior year was primarily due to revenue from Expedia as a result of the consolidation of Expedia in connection with the Expedia Holdings Split-Off on November 4, 2016. The $1,170 million increase in revenue due to the consolidation of Expedia was partially offset by a $54 million decrease in Bodybuilding revenue during the year.

On a pro forma basis, total revenue increased by $2.2 billion for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in revenue on a pro forma basis is primarily due to a $2.1 billion increase in Expedia’s actual stand-alone revenue for the same period.

Operating Income (Loss)

Consolidated Expedia Holdings operating loss increased $2,604 million and increased $399 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods.

Expedia operating loss increased $2,593 million during the year ended December 31, 2017 when compared to the same period in 2016, due to $3,601 million of acquisition accounting adjustments as reconciled in the “Results of Operations – Expedia” section below, which was primarily comprised of depreciation and amortization of $1,360 million, as well as an impairment recorded to goodwill in the amount of $2,197 million (see note 5 to the consolidated financial statements for additional details). Corporate and other operating loss increased by $11 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to an increase in operating loss at Bodybuilding of $6 million, and an increase in corporate spending of approximately $5 million due to amounts payable under the facilities sharing agreement with Liberty Media Corporation and fees associated with corporate debt borrowings entered into during the year.

Expedia operating loss increased $383 million during the year ended December 31, 2016 when compared to the same period in 2015, due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s operating loss for the year ended December 31, 2016 includes $439 million of operating losses due to acquisition accounting adjustments as reconciled in the “Results of Operations – Expedia” section below. Corporate and other operating loss increased primarily as a result of a decrease in operating income at Bodybuilding of $13 million for the year ended December 31, 2016 as compared to the corresponding prior year, due to a $54 million decline in revenue, as discussed above, partially offset by a $41 million decrease in in operating expenses, including a $2 million decline in depreciation and amortization expense and a $3 million decline in stock-based compensation expense. Additionally, corporate spending increased by $3 million during the year ended December 31, 2016 when compared to the same period in 2015, due to costs incurred by the Company in connection with the Expedia Holdings Split-Off as well as corporate overhead and personnel costs and stock-based compensation expense associated with awards granted to employees of Expedia Holdings subsequent to the Expedia Holdings Split-Off.

On a pro forma basis, operating loss improved by $717 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The pro forma improvement in operating loss is primarily attributable to a $685 million improvement in acquisition accounting-related adjustments in 2016 as compared to 2015 due to an accelerated amortization model based on estimated usage. Expedia’s actual stand-alone operating income improved $48 million for the same period.  Pro forma operating loss in 2016 is less than actual operating loss in 2017 as a result of the $2,197 million goodwill impairment in 2017, and the operating results of Bodybuilding and Expedia in 2017.  See discussion above regarding Bodybuilding’s results of operations, and see the “Results of Operations – Expedia” section below for discussion about Expedia’s results of operations.

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

Consolidated Expedia Holdings Adjusted OIBDA increased $1,492 million and $113 million during the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods.

Expedia Adjusted OIBDA increased $1,507 million during the year ended December 31, 2017 when compared to the same period in 2016, due to a full year of consolidated Expedia Adjusted OIBDA in 2017, whereas Expedia Adjusted OIBDA was only included from November 4 through December 31 in 2016.  The increase in Expedia Adjusted OIBDA was partially offset by a decrease of $15 million in Corporate and Other Adjusted OIBDA for the year ended December 31, 2017 as compared to the same period in the prior year, primarily as a result of a decrease of $10 million related to Bodybuilding, and $5 million related to corporate spending.

Expedia Adjusted OIBDA increased $133 million during the year ended December 31, 2016 when compared to the same period in 2015, due to the consolidation of Expedia in connection with the completion of the Expedia Holdings Split-Off on November 4, 2016. Expedia’s Adjusted OIBDA for the year ended December 31, 2016 includes an $84 million decrease in revenue as a result of acquisition accounting adjustments. Bodybuilding Adjusted OIBDA declined $18 million for the year ended December 31, 2016 as compared to the corresponding prior year, primarily as a result of a $54 million decrease in revenue and a $14 million increase in selling, general and administrative expense, partially offset by a $49 million decrease in cost of product sales. Additionally, Corporate and other Adjusted OIBDA decreased $2 million during the year ended December 31, 2016, as compared to the corresponding prior year, due to corporate and other expenses incurred by the Company subsequent to the completion of the Expedia Holdings Split-Off on November 4, 2016. Corporate and other Adjusted OIBDA consists primarily of costs incurred by the Company in connection with the Expedia Holdings Split-Off as well as corporate overhead and personnel costs.

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

Other Income and Expense:

Components of Other Income (Expense) are presented in the table below.

	Year ended December 31,
	2017	2016	2015
	amounts in millions
Interest expense
Expedia	$(117)	(17)	—
Corporate and other	(8)	(2)	(1)
Consolidated Expedia Holdings	$(125)	(19)	(1)

Share of earnings (loss) of Expedia
Expedia	$—	—	—
Corporate and other	—	26	117
Consolidated Expedia Holdings	$—	26	117

Gain (loss) on dilution of investment in Expedia
Expedia	$—	—	—
Corporate and other	—	(2)	320
Consolidated Expedia Holdings	$—	(2)	320

Gain on consolidation of Expedia
Expedia	$—	—	—
Corporate and other	—	2,005	—
Consolidated Expedia Holdings	$—	2,005	—

Other, net
Expedia	$(27)	1	—
Corporate and other	(1)	(1)	(1)
Consolidated Expedia Holdings	$(28)	—	(1)

Interest expense

Consolidated Expedia Holdings interest expense increased $106 million and $18 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. The increase in Expedia interest expense in 2017 was primarily due to a full year of consolidated Expedia interest expense in 2017, whereas Expedia interest expense was only included from November 4 through December 31 in 2016.  Corporate and other interest expense increased for the year ended December 31, 2017, as compared to the corresponding prior year period, primarily as a result of borrowings on corporate debt instruments outstanding for the full year, compared to two months in 2016. The increase in 2016 was primarily due to the consolidation of Expedia in connection with the Expedia Holdings Split-Off and approximately $1 million interest expense associated with outstanding borrowings of $350 million on a margin loan entered into by the Company on November 1, 2016.

Share of earnings (losses) of Expedia

The Company’s share of earnings of Expedia decreased $26 million and decreased $91 million during the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. No share of Expedia’s earnings were recorded in 2017 as a result of the consolidation of Expedia in 2016. The decrease in Expedia Holdings' share of Expedia's earnings in 2016 compared to the same period in the prior year is due to an overall decrease in Expedia’s results of operations for the year ended December 31, 2016 and compared to the prior year, and due to the Expedia Holdings Split-Off, the Company only recognized Expedia’s share of earnings through November 4, 2016 instead of a full year.

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

Gain (loss) on dilution of investment in Expedia

The Company had a loss on dilution of its investment in Expedia  of $2 million and a gain on dilution of investment of $320 million during the years ended December 31,  2016 and 2015, respectively. There was no gain or loss on dilution of investment for the year ended December 31, 2017 as a result of the consolidation of Expedia during 2016. Prior to the consolidation of Expedia, changes in the Company’s proportionate share of the underlying equity of its investment in Expedia, as accounted for under the equity method, which resulted from the issuance of additional equity securities by Expedia to investors other than the Company, were recognized in the Company’s consolidated statement of operations through the gain (loss) on dilution of investment in Expedia line item. Dilution losses were due to the issuance of Expedia common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below the Company’s book basis per share.  Alternatively, dilution gains were due to the issuance of Expedia common stock from acquisitions and the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices above the Company’s book basis per share. The significant gain in 2015 was primarily due to an acquisition by Expedia that was executed partially through the issuance of shares of Expedia common stock. This diluted our ownership percentage and is treated like a sale at a price greater than our cost basis.

Gain on consolidation of Expedia

On November 4, 2016, in connection with the completion of the Expedia Holdings Split-Off, we acquired a controlling interest in Expedia which resulted in the application of acquisition accounting and the consolidation of Expedia on that date. Expedia Holdings recorded a gain of approximately $2.0 billion associated with the application of acquisition accounting based on the difference between fair value and the carrying value of the ownership interest Expedia Holdings had in Expedia prior to the acquisition of the controlling interest. See note 3 in the accompanying consolidated financial statements for additional discussion regarding this transaction.

Income taxes

The Company had an income tax benefit of $1,141 million and $451 million and income tax expense of $163 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In connection with the initial analysis of the impact of the Tax Cuts and Jobs Act (the “Tax Act”), as discussed in note 7 in the accompanying consolidated financial statements, the Company has recorded a discrete net tax benefit in the period ending December 31, 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction. In addition the Company has recorded a net tax expense related to the deemed repatriation of foreign earnings. Income tax benefit was also impacted by a deferred tax benefit related to the amortization of intangible assets.

Our effective tax rate for the years ended December 31, 2016 and 2015 were 28% and 37%, respectively. The 2016 effective tax rate is less than the U.S. federal income tax rate of 35% due primarily to the consolidation of a previously held equity method affiliate in the current period that triggered a gain for accounting purposes but not for tax purposes and the reversal of the deferred tax liability related to the equity method affiliate, which resulted in additional tax benefit. The 2015 effective tax rate is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes, partially offset by the impact of the dividends received deduction on dividends from Expedia.

Net earnings (losses)

We had net losses of $2,005 million, and net earnings of $2,072 million and $282 million for the years ended December 31,  2017,  2016 and 2015, respectively. The change in net earnings was the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Liquidity and Capital Resources

As of December 31, 2017, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, cash generated by Bodybuilding’s operating activities (to the extent such cash exceeds the working capital needs of the subsidiary and is not otherwise restricted), proceeds from asset sales, outstanding debt facilities, debt and equity issuances and dividend and interest receipts.

As of December 31, 2017, the Company had a cash balance of $2,961 million. Approximately $2,847 million of the cash balance is held by Expedia. Although we have an approximate 52.0% voting interest in Expedia as of December 31, 2017, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 15.6% economic interest in Expedia as of December 31, 2017. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. Even upon consolidation of Expedia, we do not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests provided, however, under the terms of the Debentures we are obligated to make additional distributions with respect to the Debentures in the event of certain dividends or distributions paid or made by Expedia to its stockholders, which limits our ability to use any such cash we receive from Expedia. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of December 31, 2017, the total cash and cash equivalents and short-term investments held outside the United States was $1.6 billion ($1.3 billion in wholly-owned foreign subsidiaries and $315 million in majority-owned subsidiaries), for which the amount available to be repatriated is still being determined. We believe any amount repatriated would not incur significant additional taxes. Additionally, we expect to pay minimal taxes for the 2017 mandatory repatriation required by the Tax Act due to the use of our existing net operating loss and tax credit carryforwards.

As of December 31, 2017, Expedia has $1.5 billion available for borrowing under its revolving credit facility.

During November 2016, prior to and in conjunction with the Expedia Holdings Split-Off, the Company borrowed $350 million under a new margin loan secured by shares of Expedia and distributed approximately  $299 million to Liberty Interactive. In June 2017, the Company closed the private offering of $400 million of the Debentures, and the proceeds of the Debentures were primarily used to repay the outstanding borrowings of $350 million under the margin loan. As of December 31, 2017, the Company has a corporate cash balance of approximately $114 million.

Expedia Holdings does not have a corporate debt rating. As of December 31, 2017, Bodybuilding was not in compliance with its fixed charge coverage ratio covenants for its approximately $8 million of outstanding secured notes, the $10 million outstanding on Bodybuilding’s revolving line of credit, and its $1 million of capital lease obligations. The Bodybuilding secured notes and capital lease obligations were reclassified to current as of December 31, 2017.

	Year Ended December 31,
	2017	2016	2015
	amounts in millions
Cash flow information
Expedia cash provided (used) by operating activities	$1,799	127	NA
Corporate and other cash provided (used) by operating activities	(2)	39	38
Net cash provided (used) by operating activities	$1,797	166	38
Expedia cash provided (used) by investing activities	(1,582)	(118)	NA
Corporate and other cash provided (used) by investing activities	(9)	1,711	(43)
Net cash provided (used) by investing activities	$(1,591)	1,593	(43)
Expedia cash provided (used) by financing activities	688	104	NA
Corporate and other cash provided (used) by financing activities	71	19	6
Net cash provided (used) by financing activities	$759	123	6

During the year ended December 31, 2017, our primary sources and uses of cash were capital expenditures at Bodybuilding of $9 million, net proceeds from issuance of debt of $36 million, and dividends received from Expedia of $27 million. Expedia’s primary sources and uses of cash were net purchase of investments of $715 million, cash used for acquisitions of $170 million, net proceeds from issuance of debt of $990 million as well as $229 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash paid to acquire shares of $312 million, and $176 million of cash dividend payments.

During the year ended December 31, 2016, our primary uses of corporate and Bodybuilding cash included a $316 million net distribution to our former parent, inclusive of approximately $17 million of Expedia dividends received by the Company prior to the Expedia Holdings Split-Off and $299 million distributed in connection with the Expedia Holdings Split-Off. These uses of cash were funded by cash on hand, borrowings of debt and cash provided by operating activities. The significant cash provided by corporate and other investing activities was due to the consolidation of Expedia and its cash on hand at the time of acquisition.

During the year ended December 31, 2015,  our primary uses of cash included investments in Expedia of $22 million and capital expenditures at Bodybuilding of $21 million. These uses of cash were funded by a net $38 million contribution from our former parent, operating activities and additional net borrowings of debt of $1 million.

During the years ended December 31, 2017,  2016 and 2015, Expedia paid dividends to Expedia Holdings aggregating approximately $27 million, $17 million and $20 million, respectively.

The projected use of our corporate cash will be the payment of interest with respect to the Debentures, and may be further investment in the Bodybuilding business and potential additional investments in new or existing businesses.

Expedia’s ongoing investments include but are not limited to improvements in infrastructure, which include its servers, networking equipment and software, release improvements to its software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, Expedia began its expansion into the cloud computing environment. While cloud computing expenses are expected to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to Expedia’s data centers over time. Expedia’s future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy.  Excluding capital expenditures associated with the build out of Expedia’s new corporate headquarters, Expedia expects total capital expenditures for 2018 to increase over 2017 spending levels. Expedia currently estimates its new headquarters will total approximately $700 million to $900 million with final estimates contingent on completion of design plans and final determination of completed office space required in the initial build out. Of the total approximately $30 million was spent in 2016 and approximately $70 million in 2017. Expedia plans to make significant progress on its corporate headquarters building in the coming year, spending approximately $230 million in 2018 followed by nearly $450 million in 2019, when Expedia expects to begin to move into the campus.

The Company believes that the available sources of liquidity are sufficient to cover its projected future uses of cash.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Contractual obligations
Long-term debt and capital leases (1)	$4,698	502	763	783	2,650
Interest payments (2)	$1,303	204	332	244	523
Operating lease obligations, including interest (3)	$853	141	226	152	334
Purchase obligations (4)	$415	262	153	—	—
Guarantees (5)	$135	120	15	—	—
Letters of credit (5)	$42	26	11	—	5
Total	$7,446	1,255	1,500	1,179	3,512

(1)

Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments were issued at a discount or premium. Amounts do not assume additional borrowings or refinancings of existing debt. Amounts assume that outstanding balances were the same through maturity of the notes. For the Expedia unsecured notes that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”), the December 31, 2017 Euro exchange rate was used to convert the Euro 650 million to U.S. Dollars.

(2)

Amounts (i) are based on our outstanding debt at December 31, 2017, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2017 rates and (iii) assume that our existing debt is repaid at maturity. For the Expedia 2.5% Notes, the December 31, 2017 Euro exchange rate was used to calculate the related U.S. Dollar interest payments at the December 31, 2017 spot rate.

(3)

The leases are for office space and related office equipment. Certain leases contain periodic rent escalation adjustments and renewal options. Lease obligations expire at various dates with the latest maturity in 2026.

(4)

Purchase obligations represent the minimum obligations Expedia and Bodybuilding have under agreements with certain of their vendors and marketing partners. These minimum obligations are less than Expedia’s and Bodybuilding’s projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(5)

Guarantees and letters of credit (“LOCs”) are commitments that represent funding responsibilities that may require Expedia’s performance in the event of third-party demands or contingent events. Expedia uses its stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. Of the outstanding balance of Expedia’s stand-by LOCs, $14 million directly reduces the amount available to Expedia from its revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, Expedia provides a guarantee to the aviation authorities of certain foreign countries to protect against potential non-delivery of its packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Expedia’s guarantees also include bonds relating to tax assessments that it is contesting and certain surety bonds related to various company performance obligations.

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

The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company's indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. As of December 31, 2017, the Company had approximately $21.5 billion of indefinite lived intangible assets.

We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year. The Company utilizes a qualitative assessment for determining whether the quantitative goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. At December 31, 2017,  the company determined that it was necessary to perform a quantitative goodwill impairment assessment for the trivago reporting unit.  An impairment was recorded in the amount of $2,197 million (see note 5 in the accompanying consolidated financial statements).  Due to this impairment, the carrying value of the trivago reporting unit approximates fair value as of December 31, 2017.

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

Recent Accounting Pronouncements. For a discussion of new accounting pronouncements, see note 2 in the accompanying consolidated financial statements.

Results of Operations — Expedia

Expedia. Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio—with more than 590,000 properties, including more than 150,000 of HomeAway’s nearly 1.5 million live vacation rental listings in 200 countries, 550 airlines, packages, rental cars and cruises, as well as destination services and activities. Travel suppliers distribute and market products via its traditional desktop offerings, as well as through alternative distribution channels including mobile and social media, Expedia's private label business and its call centers in order to reach its extensive, global audience. In addition, its advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

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

As of December 31, 2017, we own an approximate 15.6% equity interest and 52.0% voting interest in Expedia. Historically, Liberty Interactive was a party to a Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy over all the shares of EXPE and Expedia class B common stock owned by Liberty Interactive. In connection with the Expedia Holdings Split-Off and the Proxy Arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company through the Proxy Arrangement Termination Date pursuant to the Proxy Arrangements. As a result, we began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings, which are not incorporated by reference in this Annual Report on Form 10-K. The amounts included in the table below represent Expedia's stand-alone results for each of the years ended December 31, 2017,  2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	amounts in millions
Revenue	$10,060	8,774	6,672
Operating expenses, excluding stock-based compensation	(8,354)	(7,171)	(5,613)
Adjusted OIBDA	1,706	1,603	1,059
Depreciation and amortization	(889)	(829)	(500)
Stock-based compensation	(150)	(242)	(178)
Legal reserves, occupancy tax and other	(25)	(27)	105
Restructuring and related reorganization charges	(17)	(43)	(72)
Operating income	625	462	414
Other income (expense), net	(208)	(185)	512
Earnings (loss) before income taxes	417	277	926
Income tax benefit (expense)	(46)	(15)	(203)
Net earnings	371	262	723
Less: net earnings (loss) attributable to noncontrolling interest	(7)	(20)	(42)
Net earnings attributable to Expedia shareholders	$378	282	765

Expedia had net earnings of approximately $371 million,  $262 million and $723 million for the years ended December 31, 2017,  2016 and 2015, respectively.

Expedia's revenue increased $1,286 million and $2,102 million during the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The increase in 2017 was primarily driven by growth in the Core OTA segment, including growth at Brand Expedia and EAN, as well as growth at Homeaway and trivago. The increase in 2016 was primarily driven by the impact of acquisitions, growth in Expedia’s core online travel agencies segment, including growth at Brand Expedia, Hotels.com and the Expedia Affiliate Network (“EAN”), as well as growth at trivago, partially offset by a decrease in revenue due to the sale of eLong on May 22, 2015. Acquisitions added approximately 19% to the year-over-year growth in total revenue for 2016.

Lodging revenue, which includes hotel and Homeaway revenue, increased 14% in 2017 primarily due to a 16% increase in room nights stayed driven by growth in Brand Expedia, Homeaway and EAN, partially offset by a 2% decline in revenue per room night. Lodging revenue increased 30% in 2016 primarily due to a 22% (32% excluding eLong) increase in room nights stayed driven by the inorganic impact of acquisitions of HomeAway and Orbitz as well as organic growth in Hotels.com, Brand Expedia and EAN, and a 6% increase (1% decrease excluding eLong) in revenue per room night in 2016.  Acquisitions added approximately 21% of inorganic lodging revenue growth in 2016 and 16% of room night growth in 2016.

Worldwide air revenue increased 1% in 2017 due to a 4% increase in air tickets sold, partially offset by a 3% decrease in revenue per ticket. Worldwide air revenue increased 37% (39% excluding eLong) in 2016 due to a 29% (32% excluding eLong) increase in air tickets sold and a 6% (5% excluding eLong) increase in revenue per air ticket, driven by new contractual agreements and the addition of Orbitz. Acquisitions added approximately 28% of inorganic air revenue growth in 2016 and 21% of air ticket growth.

The remaining worldwide revenue, other than hotel and air discussed above, which includes advertising and media, car rental, destination services, fees related to Expedia’s corporate travel business, increased by 23% in 2017 and 35% in 2016 primarily due to growth in advertising and media revenue as well as growth in our travel insurance and car rental products, including an inorganic contribution from Orbitz.

In addition to the above segment and product revenue discussion, Expedia’s revenue by business model is as follows:

	Year Ended December 31,
	2017	2016	2015
	amounts in millions
Revenue by business model
Merchant	5,394	4,852	4,204
Agency	2,687	2,425	1,882
Advertising and media (1)	1,073	807	566
HomeAway	906	689	20
Total revenue	10,060	8,774	6,672

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

The increase in merchant revenue in 2017 and 2016 was primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. The increase in agency revenue in 2017 and 2016 was primarily due to the growth in agency hotel for both periods as well as agency air in 2016. The increase in advertising and media revenue in 2017 and 2016 was primarily due to continued growth in trivago and Expedia Media Solutions. HomeAway revenue increased 32% in 2017 compared to 2016 primarily due to growth in transactional revenue of 115% driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 30%. The large increase in 2016 compared to 2015 was due to our acquisition of HomeAway in December 2015.

The increase in revenue (described above) during the year ended December 31, 2017 was impacted by  a $1,183 million increase in operating expenses (described below), a $60 million increase in depreciation and amortization expense, a $92 million decrease in stock-based compensation expense, a $2 million decline in legal reserves, occupancy tax and other, a $26 million decrease in restructuring and related reorganization charges and a $31 million increase in income tax expense. The increase in revenue (described above) during the year ended December 31, 2016 was impacted by a $1,558 million increase in operating expenses (described below), a $329 million increase in depreciation and amortization expense, a $64 million increase in stock-based compensation expense, a $132 million decline in legal reserves, occupancy tax and other, a $29 million decrease in restructuring and related reorganization charges and a $188 million decrease in income tax expense.

The increase in operating expenses during 2017 was primarily driven by higher data center, cloud and other costs, higher selling and marketing direct costs, including online and offline marketing expense, and an increase in personnel and overhead costs due to higher headcount.  The increase in operating expenses during 2016 was primarily driven by an increase in overall costs as a result of acquisitions, increased personnel costs due to an accelerated pace of hiring in the lodging supply organization in the first half of the year and additional headcount at HomeAway and Orbitz, higher net credit card processing costs related to growth of its merchant bookings and higher data center costs and costs associated with Expedia’s expansion into the cloud computing environment, growth of its technology platforms and higher licensing and maintenance expenses. These increases were slightly offset by a decrease in operating expenses as a result of the sale of eLong in May 2015.

The increase in depreciation and amortization during 2017 was primarily driven by increased depreciation and amortization of technology assets. The increase in depreciation and amortization during 2016 was primarily due to the amortization of intangible assets related to new business acquisitions (including Orbitz and HomeAway) as well as increased depreciation and amortization of technology assets, partially offset by certain intangible assets becoming fully amortized during the year. In 2016, Expedia recorded a $35 million impairment loss related to indefinite-lived trade names within its core online travel agencies segment due to a change in estimated future revenue of the related brands.

The decrease in stock-based compensation during 2017 was primarily driven by the current year reversal of approximately $41 million of previously recognized stock-based compensation expense related to the departure of Expedia’s former CEO as well as the absence of certain 2016 stock-based compensation charges related to trivago.  The increase in stock-

based compensation during 2016 was largely due to costs associated with trivago as well as expense related to additional awards granted, partially offset by the absence of eLong related stock-based compensation in the current period.

Expedia recognized a $25 million loss in legal reserves, occupancy tax and other during 2017, primarily attributable to changes in Expedia’s reserve related to hotel occupancy and other taxes. Expedia recognized a $26 million loss in legal reserves, occupancy tax and other during 2016, primarily attributable to $12 million for amounts expected to be paid in advance of litigation related to "merchant model” car rental transactions in connection with Hawaii's general excise tax litigation. The remaining expense in 2016 related to changes in Expedia’s reserve related to hotel occupancy and other taxes. During 2015, Expedia received a refund of prepaid pay-to-play payments of $132 million from the State of Hawaii in connection with the general excise tax litigation. In addition, during 2015, Expedia recorded a $24 million benefit in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters. These gains were partially offset by charges for changes in Expedia’s reserve related to hotel occupancy and other taxes.

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, Expedia recognized $17 million, $56 million and $105 million in restructuring and related reorganization charges during 2017, 2016 and 2015, respectively. The charges were primarily related to employee severance and benefits, including severance amounts under pre-existing written plans and contracts Orbitz had with its employees, and incremental retention compensation for all existing employees as well as stock-compensation charges for acceleration of replacement awards pursuant to certain employee agreements.  Based on current plans, which are subject to change, and excluding any possible future acquisition integrations, Expedia does not expect to incur material restructuring charges in 2018.

During 2017, other expense, net was primarily attributable to $182 million of interest expense recognized during 2017. Interest expense increased $9 million during the current year, primarily as a result of the 3.8% senior notes issued in September 2017.  During 2016, other expense, net was primarily attributable to $173 million of interest expense recognized during 2016. Interest expense increased $47 million during 2016, primarily as a result of additional interest on the Euro 650 million of senior unsecured notes issued in June 2015 as well as the $750 million senior unsecured notes issued in December 2015.

The increase in income tax expense for the year ended December 31, 2017 was primarily due to one-time tax benefits in the prior year period including release of a valuation allowance and return to provision true-ups, as well as an increase in losses generated in foreign jurisdictions at tax rates below the 35% federal statutory rate. The effects of the provisional income inclusion for the deemed repatriation transition tax pursuant to the Tax Act were largely negated by the benefit of the provisional remeasurement of Expedia’s net deferred tax liability. The decrease in income tax expense for the year ended December 31, 2016 was primarily due to the tax benefits from the adoption of the new accounting guidance relating to stock-based compensation and the release of a valuation allowance on cumulative foreign net operating losses for which it is more likely than not the tax benefit will be realized. Expedia’s effective tax rate for 2016 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where Expedia’s statutory income tax rate is lower as well as the same factors impacting the year-over-year effective tax rate comparison.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings for the years ended December 31, 2017 and 2016:

	Year ended December 31, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$10,060	(66)	9,994
Operating expenses, excluding stock-based compensation	(8,354)	—	(8,354)
Adjusted OIBDA	1,706	(66)	1,640
Depreciation and amortization	(889)	(1,360)	(2,249)
Stock-based compensation	(150)	22	(128)
Goodwill impairment	—	(2,197)	(2,197)
Other operating income (expenses)	(42)	—	(42)
Operating income (loss)	$625	(3,601)	(2,976)

	Year ended December 31, 2016
	As Reported by Expedia	Elimination for Equity Method Accounting (through November 4, 2016)	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$8,774	(7,520)	(84)	1,170
Operating expenses, excluding stock-based compensation	(7,171)	6,134	—	(1,037)
Adjusted OIBDA	1,603	(1,386)	(84)	133
Depreciation and amortization	(829)	703	(336)	(462)
Stock-based compensation	(242)	213	(19)	(48)
Other operating income (expenses)	(70)	64	—	(6)
Operating income (loss)	$462	(406)	(439)	(383)

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

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. In the future, we could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.

As of December 31, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$4,279	4.66%
Corporate and Other	$13	3.31%	$406	1.0%

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

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2017,  Expedia had a net forward asset of $6 million included in prepaid expenses and other current assets.  As of December 31, 2016,  Expedia had a net forward liability of $4 million included in accrued expenses and other current liabilities.  Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing its foreign exchange risk is to reduce to the extent practicable its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

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

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which Expedia transacts fluctuate in relation to the U.S. Dollar, the relative composition and denomination of current assets and liabilities each period, and Expedia’s effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which Expedia holds net asset balances were to all weaken 10% against the U.S. Dollar and foreign currencies in which Expedia holds net liability balances were to all strengthen 10% against the U.S. Dollar, Expedia would recognize foreign exchange losses of approximately $26 million based on its foreign currency forward positions (including the impact of forward positions economically hedging its merchant revenue exposures) and the net asset or liability balances of its foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2017. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2017,  2016 and 2015,  Expedia recorded net foreign exchange rate losses of approximately $46 million ($40 million loss excluding the contracts economically hedging its forecasted merchant revenue), net foreign exchange rate losses of approximately $15 million ($30 million loss excluding the contracts economically hedging its forecasted merchant revenue) and net foreign exchange rate gains of approximately $25 million ($15 million loss excluding the contracts economically hedging its forecasted merchant revenue). As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Expedia Holdings, Inc. are filed under this Item, beginning on Page II-24.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-24 for Management’s Report on Internal Control Over Financial Reporting.

See page II-25 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Liberty Expedia Holdings, Inc.’s (the “Company”) management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2017, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2017, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-25 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Expedia Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Expedia Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2017, and related notes, and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

We did not audit the internal control over financial reporting of Expedia, Inc., a consolidated subsidiary, whose financial statements reflect certain assets and revenues constituting $7,331,412,000 and $10,059,844,000, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. Expedia Inc.’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Expedia Inc.’s internal control over financial reporting, is based solely on the report of the other auditors.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Denver, Colorado
February 14, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Expedia Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Expedia Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Expedia, Inc., a consolidated subsidiary, which statements reflect certain assets constituting $7,331,412,000 and $4,812,318,000 as of December 31, 2017 and 2016, respectively, and revenues constituting of $10,059,844,000 in 2017. The Company’s share of earnings of Expedia, Inc. included $140,670,000 for the year ended December 31, 2015 that we did not audit. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Expedia, Inc., is based solely on the report of the other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado
February 14, 2018

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,961	1,851
Accounts receivable, net	1,871	1,345
Short-term marketable securities	469	72
Prepaid expenses	257	201
Other current assets	113	66
Total current assets	5,671	3,535
Property and equipment	1,254	898
Accumulated depreciation	(303)	(54)
	951	844
Intangible assets not subject to amortization (note 5):
Goodwill	15,251	16,617
Tradename	6,256	6,123
	21,507	22,740
Intangible assets subject to amortization, net (note 5)	5,010	6,363
Other assets, net	829	500
Total assets	$33,968	33,982
Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,838	1,509
Accounts payable, other	713	589
Accrued liabilities	1,285	1,114
Deferred merchant bookings	3,219	2,590
Deferred revenue	329	248
Current portion of long-term debt (note 6)	538	7
Other current liabilities	30	36
Total current liabilities	7,952	6,093
Long-term debt and capital lease obligations, net, including $398 million and $0 measured at fair value (note 6)	4,329	3,788
Deferred income tax liabilities (note 7)	2,155	3,477
Other long term liabilities	430	332
Total liabilities	14,866	13,690
Equity (notes 8, 9 and 10)
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,438,883 and 54,114,882 at December 31, 2017 and 2016, respectively	1	1
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,830,174 and 2,847,971 at December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	370	423
Accumulated other comprehensive earnings (loss), net of taxes	59	(32)
Retained earnings (accumulated deficit)	2,179	2,371
Total stockholders' equity	2,609	2,763
Noncontrolling interests in equity of subsidiaries	16,493	17,529
Total equity	19,102	20,292
Commitments and contingencies (note 11)
Total liabilities and equity	$33,968	33,982

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
	amounts in millions, except per share amounts

Service revenue	$9,994	1,170	—
Product revenue	292	411	465
Total revenue, net	10,286	1,581	465
Operating costs and expenses:
Selling and marketing	5,291	619	26
Cost of service revenue	1,659	223	—
Technology and content	949	150	—
Cost of goods sold (exclusive of depreciation shown separately below)	221	303	352
General and administrative	633	157	24
Other operating expense	21	30	32
Depreciation and amortization	2,266	481	21
Legal reserves, occupancy tax and other	25	(2)	—
Restructuring and related reorganization charges	17	9	—
Goodwill impairment (note 5)	2,197	—	—
	13,279	1,970	455
Operating income (loss)	(2,993)	(389)	10
Other income (expense):
Interest expense	(125)	(19)	(1)
Share of earnings (losses) of Expedia (note 3)	—	26	117
Gain (loss) on dilution of investment in Expedia (note 3)	—	(2)	320
Gain on consolidation of Expedia (note 3)	—	2,005	—
Other, net	(28)	—	(1)
	(153)	2,010	435
Earnings (loss) before income taxes	(3,146)	1,621	445
Income tax (expense) benefit (note 7)	1,141	451	(163)
Net earnings (loss)	(2,005)	2,072	282
Less net earnings (loss) attributable to the noncontrolling interests	(1,813)	(220)	1
Net earnings (loss) attributable to Liberty Expedia Holdings shareholders	$(192)	2,292	281
Basic net earnings (loss) attributable to Series A and Series B Expedia Holdings, Inc. shareholders per common share (note 2)	$(3.37)	40.21	4.94
Diluted net earnings (loss) attributable to Series A and Series B Expedia Holdings, Inc. shareholders per common share (note 2)	$(3.37)	39.52	4.94

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
	amounts in millions
Net earnings (loss)	$(2,005)	2,072	282
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	760	(225)	—
Share of other comprehensive earnings (loss) of equity affiliate	—	(1)	(17)
Unrealized holding gains (losses) arising during the period, net of taxes	(7)	—	—
Recognition of previously unrecognized holding gains (losses)	—	34	—
Other comprehensive earnings (loss)	753	(192)	(17)
Comprehensive earnings (loss)	(1,252)	1,880	265
Less comprehensive earnings (loss) attributable to the noncontrolling interest	(1,151)	(412)	1
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(101)	2,292	264

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(2,005)	2,072	282
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,266	481	21
Stock-based compensation	126	47	2
Cash payments for stock-based compensation	—	(2)	(1)
Noncash interest expense	(64)	(9)	—
Share of (earnings) losses of Expedia	—	(26)	(117)
Cash receipts from returns on investment in Expedia	—	17	20
(Gain) loss on dilution of investment in affiliate	—	2	(320)
Gain on consolidation of Expedia	—	(2,005)	—
Impairment of goodwill	2,197	—	—
Realized (gain) loss on foreign currency forwards	(6)	10	—
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(77)	(1)	—
Deferred income tax expense (benefit)	(1,287)	(469)	158
Other noncash charges (credits), net	(14)	17	(3)
Changes in operating assets and liabilities
Current and other assets	(563)	169	(3)
Payables and other liabilities	1,224	(137)	(1)
Net cash provided (used) by operating activities	1,797	166	38
Cash flows from investing activities:
Capital expended for property and equipment	(719)	(125)	(21)
Purchases of short term investments and other marketable securities	(1,811)	—	—
Sales of short term investments and other marketable securities	1,097	—	—
Investment in Expedia	—	—	(22)
Net settlement of foreign currency forwards	—	(10)	—
Acquisitions by subsidiary, net of cash acquired	(171)	—	—
Expedia cash acquired in consolidation	—	1,725	—
Other, net	13	3	—
Net cash provided (used) by investing activities	(1,591)	1,593	(43)
Cash flows from financing activities:
Borrowings of debt	1,682	743	494
Repayments of debt	(656)	(415)	(493)
Contribution from (distribution to) former parent, net	1	(316)	38
Purchase of noncontrolling interest	—	—	(33)
Shares repurchased by subsidiary	(312)	(89)	—
Shares issued by subsidiary	229	15	—
Dividends paid by subsidiary, net of parent share	(149)	(32)	—
Sales of interest in controlled subsidiaries, net	(18)	214	—
Other financing activities, net	(18)	3	—
Net cash provided (used) by financing activities	759	123	6
Effect of foreign exchange rates on cash and cash equivalents	145	(33)	—
Net increase (decrease) in cash and cash equivalents	1,110	1,849	1
Cash and cash equivalents at beginning of period	1,851	2	1
Cash and cash equivalents at end of period	$2,961	1,851	2

See accompanying notes to consolidated financial statements.

Supplemental disclosure to the consolidated statements of cash flows:

	Year ended December 31,
	2017	2016	2015
	amounts in millions
Cash paid for interest	$170	3	2
Cash paid for taxes	$113	21	1

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statement of Equity

Years ended December 31, 2017,  2016 and 2015

						Accumulated	Retained	Noncontrolling
				Additional		other	earnings	interest in
	Preferred	Common stock		paid-in	Parent's	comprehensive	(accumulated	equity of	Total
	stock	Series A	Series B	capital	investment	earnings (loss)	deficit)	subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	—	—	—	619	(16)	(215)	2	390
Net earnings (loss)	—	—	—	—	—	—	281	1	282
Other comprehensive earnings (loss)	—	—	—	—	—	(17)	—	—	(17)
Contributions from (distributions to) former parent, net	—	—	—	—	51	—	—	—	51
Acquisition of noncontrolling interest	—	—	—	—	(31)	—	—	(3)	(34)
Balance at December 31, 2015	$—	—	—	—	639	(33)	66	—	672
Net earnings (loss)	—	—	—	—	—	—	2,292	(220)	2,072
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	(192)	(192)
Stock-based compensation	—	—	—	8	—	—	—	40	48
Contributions from (distributions to) former parent, net	—	—	—	(299)	(17)	—	—	—	(316)
Change in capitalization in connection with Expedia Holdings Split-Off	—	1	—	621	(622)	—	—	—	—
Proceeds from exercise of equity instruments and employee stock purchase plan	—	—	—	(2)	—	—	—	17	15
Tax attributes in connection with the Expedia Holdings Split-Off	—	—	—	70	—	—	—	—	70
Establish noncontrolling interest in connection with business combination	—	—	—	—	—	—	—	16,362	16,362
Proceeds related to trivago initial public offering, net of fees and expenses	—	—	—	20	—	—	—	190	210
Adjustments to fair value of redeemable noncontrolling interests	—	—	—	—	—	—	13	75	88
Change in ownership of noncontrolling interest related to trivago initial public offering	—	—	—	(5)	—	1	—	4	—
Transfer from redeemable noncontrolling interests	—	—	—	—	—	—	—	1,381	1,381
Shares repurchased by subsidiary	—	—	—	7	—	—	—	(96)	(89)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(32)	(32)
Other	—	—	—	3	—	—	—	—	3
Balance at December 31, 2016	$—	1	—	423	—	(32)	2,371	17,529	20,292
Net earnings (loss) (excludes $2 million of net income attributable to redeemable noncontrolling interest)	—	—	—	—	—	—	(192)	(1,815)	(2,007)
Other comprehensive earnings (loss)	—	—	—	—	—	91	—	662	753
Stock-based compensation	—	—	—	33	—	—	—	95	128
Proceeds from exercise of equity instruments in parent	—	—	—	6	—	—	—	—	6
Proceeds from exercise of equity instruments in subsidiary	—	—	—	(82)	—	—	—	310	228
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	(9)	—	—	—	—	(9)
Additional non-controlling interest in connection with business combination	—	—	—	—	—	—	—	167	167
Shares repurchased by subsidiary	—	—	—	(2)	—	—	—	(310)	(312)
Dividends paid by subsidiary	—	—	—	—	—	—	—	(149)	(149)
Other	—	—	—	1	—	—	—	4	5
Balance at December 31, 2017	$—	1	—	370	—	59	2,179	16,493	19,102

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2017,  2016 and 2015

(1) Basis of Presentation

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive") authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Liberty Interactive's former ownership interest in Expedia, Inc. ("Expedia"), as well as Liberty Interactive's former wholly-owned subsidiary Vitalize, LLC  (which we refer to as “Bodybuilding”).  As of December 31, 2017, Expedia Holdings beneficially owned approximately 15.6% of the outstanding Expedia common stock which represents a 52.0% voting interest in Expedia. Bodybuilding became a wholly owned subsidiary of Liberty Interactive in October 2015 when Liberty Interactive purchased the remaining ownership interest in Bodybuilding.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and represent a consolidation of the historical financial information of Bodybuilding and Expedia, an equity method affiliate until the date of the Expedia Holdings Split-Off.  Although the combination of Bodybuilding and Expedia were reported as a combined company until the date of the Expedia Holdings Split-Off, these financial statements present all periods as consolidated. These financial statements refer to the combination of the aforementioned subsidiaries as "Expedia Holdings," "the Company," "us," "we" and "our" in the notes to the consolidated financial statements. The Expedia Holdings Split-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Ventures common stock. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Expedia Holdings did not control the decision making process or business management practices of Expedia prior to the Expedia Holdings Split-Off. Accordingly, the Company historically relied on management of this affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company used in the application of the equity method. In addition, Expedia Holdings relied on audit reports that are provided by the affiliate's independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Expedia Holding's consolidated financial statements.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Bodybuilding is primarily an Internet retailer of dietary supplements, sports nutrition products, and other health and wellness products. It is also a large publisher of online health and fitness content, offering fitness content, workout programs, video databases, articles, recipes, health advice and motivational stories, as well as a paid subscription model for structured online fitness trainers and nutrition education. The online model also includes a combination of detailed product information and real-time user reviews to help its visitors achieve their health and fitness goals. Bodybuilding's customers include gym-goers, recreational athletes, bodybuilders and any individual seeking to improve their level of health and fitness. Bodybuilding strives to provide everything necessary to get fit, as well as a platform for users to share their inspirational story once they get there.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for Expedia’s hotel business and can be several months for its vacation rental business. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia's variable cost of revenue and direct sales and marketing costs, which it typically realizes in closer alignment to booking volumes, and the more stable nature of its fixed costs. Furthermore, operating profits for Expedia's primary advertising business, trivago N.V. (“trivago”),  have typically been experienced in the second half of the year, particularly in the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as Expedia aggressively markets during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia's international operations, advertising business or a change in its product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends.

Acquisitions by Subsidiary

During the year ended December 31, 2017, Expedia completed several business combinations.  The preliminary aggregate purchase price allocation, including a minority investment prior to consolidation for the acquisitions are as follows: Goodwill of $124 million, net assets including redeemable non-controlling interest of $15 million, including $5 million of acquired cash, intangible assets with definite lives of $76 million and a deferred tax liability of $21 million. The redeemable non-controlling interest was recorded in other long-term liabilities in our consolidated balance sheet. In addition, on July 27, 2017, Expedia expanded its partnership with Traveloka Holding Limited (“Traveloka”) to include deeper cooperation on hotel supply and made a $350 million investment in Traveloka, which is included in the Other assets, net line item of the consolidated balance sheet as of December 31, 2017.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The reorganization agreement between Liberty Interactive and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Liberty Interactive with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between Liberty Interactive and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings will share office space with Liberty Interactive and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, $3.4 million and less than $1 million was reimbursed or reimbursable to Liberty for the years ended December 31, 2017 and 2016, respectively.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Expedia accounts receivable are generally due within thirty days and are recorded net of an allowance for doubtful accounts. Expedia considers accounts outstanding longer than the contractual payment terms as past due. Expedia determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations and the condition of the general economy and industry as a whole. The allowance for doubtful accounts recorded by Expedia was $20 million and $1 million as of December 31, 2017 and 2016, respectively.

Bodybuilding receivables consist of amounts in transit from banks for customer credit card, debit card and electronic funds transfer transactions that are generally processed by the banks, and collected by the company, within one to three days of authorization. Receivables also include advertising revenue that is due from vendors within 30 days. Based on the nature of these transactions, no allowance for doubtful accounts has been recorded for Bodybuilding receivables as of December 31, 2017 or 2016.

Inventory

Inventory, consisting entirely of finished goods, is stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Fair Value of Financial Instruments

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Property and Equipment

Property and equipment consisted of the following:

	December 31, 2017	December 31, 2016
	amounts in millions
Computer equipment	$592	428
Land	132	134
Building and leasehold improvements	122	68
Machinery, furniture and other equipment	58	43
Construction in progress	350	225
	1,254	898
Accumulated depreciation	(303)	(54)
	$951	844

Property and equipment that is owned is recorded at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method using estimated useful lives

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

of 3 to 5 years for computer equipment, 7 years for machinery and equipment and 39 years for buildings. We amortize leasehold improvements using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Depreciation expense for the years ended December 31, 2017,  2016 and 2015 was $265 million, $28 million and $7 million, respectively. Repairs and maintenance costs are charged to expense when incurred.

Assets and liabilities are established for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes, pursuant to build-to-suit lease guidance, to the extent that we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. As a result of Expedia’s involvement in the construction project for a new office space of its trivago subsidiary, that lease is recorded under build-to-suit guidance. Construction costs during the construction period incurred by the landlord are recorded as a construction in progress asset along with a related construction financing obligation on the consolidated balance sheets. At December 31, 2017, construction in progress includes approximately $111 million of project construction costs that were incurred by the landlord as property and equipment, net with a related construction financing obligation in other long-term liabilities, pursuant to build-to-suit lease guidance. The building assets will begin depreciating when the costs incurred related to the build out of the office space are complete and ready for their intended use, which is expected to be in 2018.

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

At December 31, 2017, the Company’s derivative instruments primarily consisted of Expedia’s foreign currency forward contracts. Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. The goal in managing foreign exchange risk is to reduce, to the extent practicable, the Company’s potential exposure to the changes that exchange rates might have on the Company’s earnings, cash flows and financial position. Expedia’s foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, the changes in their fair value are classified in other, net. The Company does not hold or issue financial instruments for speculative or trading purposes.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment.  Under the new guidance, an entity no longer performs a hypothetical purchase price allocation to measure goodwill impairment.  Instead, a goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit. The Company early adopted this guidance during the fourth quarter of 2017.

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company's indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

impairment loss is recognized in an amount equal to that excess. There were no impairment charges related to indefinite-lived intangible assets during the years ended December 31, 2017, 2016 or 2015. For the year ended December 31, 2017, the Company recorded a goodwill impairment of $2,197 million related to the trivago reporting unit.  See additional details in note 5.

Impairment of Long-lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the carrying amounts of its long-lived assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. There was no impairment of long-lived assets during the years ended December 31, 2017,  2016 or 2015.

Noncontrolling Interest

Historically, the Company had a noncontrolling interest related to the equity ownership interest in Bodybuilding until the Company purchased the remaining ownership interest in October 2015. Subsequent to the Expedia Holdings Split-Off, noncontrolling interest relates to the equity ownership interest in Expedia that the Company does not own. The Company reports noncontrolling interest of the consolidated company within equity in the consolidated balance sheet and the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the consolidated statements of operations. Also, changes in ownership interest in a consolidated company in which the Company maintains a controlling interest are recorded in equity.

Redeemable Noncontrolling Interest

Expedia has noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contained certain rights, whereby Expedia could acquire and the minority shareholders could sell to Expedia the additional shares of the company. If the redeemable noncontrolling interest is redeemable at an amount other than fair value, we adjust the noncontrolling interest to redemption value through earnings in each period. In circumstances where the noncontrolling interest is redeemable at fair value, which included trivago prior to its initial public offering (“IPO”) in December 2016, changes in fair value of the shares for which the minority holders could sell to Expedia were recorded to the noncontrolling interest and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations required high levels of judgment (Level 3) and were based on various valuation techniques, including market comparables and discounted cash flow projections. In conjunction with the IPO, Expedia and trivago's founders entered into an Amended and Restated Shareholders' Agreement under which the original put/call rights were no longer effective and, as such, the redeemable non-controlling interest was reclassified into non-redeemable non-controlling interest, and is included in the Other long term liabilities line item in the consolidated balance sheet.

Revenue Recognition

Service revenue

Expedia recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Merchant Hotel. Expedia’s travelers pay Expedia for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. Expedia records the payment in deferred merchant bookings until the stay occurs, at which point the revenue is recorded. In certain nonrefundable, nonchangeable transactions where Expedia has no significant post-delivery obligations, Expedia records revenue when the traveler completes the transaction on its website, less a reserve for chargebacks and cancellations based on historical experience. Amounts received from customers are presented net of amounts paid to suppliers. In certain instances when a supplier invoices Expedia for less than the cost accrued, Expedia generally recognizes those amounts as revenue six months in arrears, net of an allowance, when Expedia determines it is not probable that it will be required to pay the supplier, based on historical experience and contract terms. Expedia generally contracts in advance with lodging providers to obtain access to rooms at negotiated rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which Expedia may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which Expedia may have access over the terms of the contracts. In either case Expedia may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract. For hotel rooms that are cancelled by the traveler after the specified period of time, Expedia charges the traveler a cancellation fee or penalty that approximates the amount a hotel may invoice us for the cancellation.

Agency and Merchant Air. Expedia records revenue on air transactions when the traveler books the transaction, as Expedia has no significant post-delivery obligations. Expedia records a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Vacation Rental Products and Services. Vacation rental revenue is earned on a transactional or subscription basis, where property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). Listing revenue is also generated on a commission basis, when traveler bookings are completed on Expedia’s websites. During 2016, HomeAway began transitioning from a subscription-based model to an online transaction model, and in 2016, HomeAway launched a traveler service fee paid by the traveler, which is recorded as deferred revenue, and recognized as revenue at the time of check-in. Payments for term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for performance-based listings is calculated as a percentage of the traveler booking or a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed or as the customers’ refund privileges lapse, which is typically at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when Expedia provides the service.

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

An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2017,  2016 and 2015 aggregated $4 million, $5 million and $5 million, respectively. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

In May 2014, FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company will adopt this guidance in the first quarter of 2018 and apply the modified retrospective method.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Expedia has determined the new guidance will not change its previous conclusions on net presentation. Expedia has also determined that the standard will impact its loyalty program accounting as it will no longer be permitted to use the incremental cost method when recording the financial impact of rewards earned in conjunction with its traveler loyalty programs. Instead, Expedia will be required to re-value its liability using a relative fair value approach. Additionally, due to the new definition of variable consideration, Expedia will be required to estimate and record certain variable payments earlier than currently recorded. Both modifications will result in cumulative-effect adjustments to opening retained earnings, with an insignificant change to revenue on a go-forward basis. Upon adoption, the Company expects a net reduction to the opening balance of retained earnings and noncontrolling interests in equity of subsidiaries of less than 0.25% of total equity. The new guidance will likely also result in insignificant changes in the timing and classification of certain other revenue streams, and an insignificant amount of capitalization of costs to obtain contracts.  The Company has completed its overall assessment and is finalizing the quantification of the retained earnings impact. Additionally, the Company has identified and implemented changes to its accounting policies and practices, business processes, and controls to support the new revenue recognition standard.  We are continuing to assess potential changes to our disclosure under the new guidance.

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

Vendor Rebates

Bodybuilding enters into arrangements with certain vendors through which Bodybuilding receives rebates for volume purchases or sales made during the year. As the right of offset exists under these arrangements, most rebates receivable under these arrangements are recorded as a reduction in the vendors' accounts payable balances on the consolidated balance sheets and represent the estimated amounts due to Bodybuilding under the rebate provisions of such contracts. The corresponding rebate income is recorded as a reduction of cost of goods sold based on sales of the associated inventory.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Loyalty and Points Based Offers. Expedia offers certain internally administered traveler loyalty programs to its customers, such as its Hotels.com Rewards  ® program, Brand Expedia Expedia  ® + rewards program and Orbitz rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia points of sale. Orbitz Rewards allows travelers to earn Orbucks SM , the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, Expedia records a liability for the estimated future cost of redemptions. The cost of these loyalty programs is recorded as a reduction to revenue in the consolidated financial statements. Expedia determines the future redemption obligation based on factors that require significant judgment including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. As of December 31, 2017 and 2016 the liability related to Expedia’s loyalty programs of $562 million and $442 million, respectively, was included in accrued liabilities.

Advertising Costs

Advertising expense consists of offline costs, including television and radio advertising, and online advertising expense. Production costs associated with advertisements are expensed in the period in which the advertisement first takes place. Costs of communicating the advertisement (e.g., television airtime) are expensed as incurred each time the advertisement is shown. Advertising expense aggregated $3,312 million, $439 million and $9 million for the years ended December 31, 2017,  2016 and 2015, respectively. Advertising costs are reflected in selling and marketing expense in the consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 9, Expedia Holdings has granted to its directors and employees options and restricted stock (collectively, “Awards”) to purchase shares of Expedia Holdings common stock. Expedia Holdings measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Certain outstanding Awards of Liberty Interactive were split into Awards of Expedia Holdings and Liberty Interactive at the time of the Expedia Holdings Split-Off, but the compensation expense related to such Awards is recorded at Liberty Interactive.

Additionally, Expedia has granted certain stock options and restricted stock units (“RSUs”). Expedia measures and amortizes the fair value of stock options and RSUs as follows:

Stock Options. Expedia measures the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option pricing models. The valuation models incorporate various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of Expedia’s common stock and other relevant factors. Expedia bases its expected term assumptions on its historical experience and on the terms and conditions of the stock awards granted to employees. Expedia amortizes the fair value, net of actual forfeitures, over the remaining vesting term on a straight-line basis. In addition, Expedia classifies certain employee option awards as liabilities when it deems it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period and upon settlement Expedia’s total compensation expense recorded from grant date to settlement date will equal the settlement amount. The majority of Expedia’s stock options vest over four years.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a three or four-year period. Expedia measures the value of RSUs at fair value based on the number of shares granted and the quoted price of Expedia’s common stock at the date of grant. Expedia amortizes the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. Expedia

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

records RSUs that may be settled by the holder in cash, rather than shares, as a liability and remeasured at fair value at the end of each reporting period. Upon settlement of these awards, Expedia’s total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on Expedia’s stock price on the settlement date. Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, Expedia determines the fair value of the performance-based award based on the fair value of Expedia’s common stock at that time and Expedia assesses whether it is probable that the performance targets will be achieved. If assessed as probable, Expedia records compensation expense for these awards over the estimated performance period using the accelerated method. At each reporting period, Expedia reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from Expedia’s current estimates, the cumulative effect on current and prior periods of those changes is recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of Expedia’s original estimates of fair value.

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Operating costs and expenses:
Operating expense	$12	3	—
Selling and marketing	45	10	—
Technology and content	62	13	—
General and administrative	7	21	2
	$126	47	2

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. The Company considered whether there were any tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, noting none. Accordingly, no cumulative-effect adjustment was recorded in retained earnings as of January 1, 2016. No changes were made to the consolidated statements of cash flows, as excess tax benefits were insignificant for all periods presented.

Employee Benefit Plans

On January 31, 2012, Bodybuilding began participating in the Liberty Interactive 401(k) Plan. The plan covered substantially all employees and matched 100% of the first 6% of employee contributions. In November 2016, Bodybuilding began participating in its own 401(k) Plan which maintains the same employer matching provisions as the Liberty Interactive 401(k) Plan.  In addition, Expedia has a separate employee benefit plan for its employees whereby Expedia makes matching

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

contributions to the plan based on a percentage of the amount contributed by its employees. Employer cash contributions to all plans aggregated $61 million, $10 million and $2 million for the years ended December 31, 2017,  2016 and 2015, respectively.

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

In October 2016, the FASB issued new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We anticipate a retained earnings decrease of approximately $8 million upon adoption related to the unrecognized income tax effects of asset transfers that occurred prior to adoption.

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

Taxes collected from customers and remitted to government authorities, including occupancy tax, are presented on a net basis in the consolidated statements of operations.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Foreign Currency Translation and Transaction Gains and Losses

Certain of Expedia’s operations outside of the United States use the related local currency as their functional currency. Expedia translates revenue and expense at average rates of exchange during the period. Expedia translates assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and includes foreign currency translation gains and losses as a component of accumulated other comprehensive earnings. Due to the nature of Expedia’s operations and corporate structure, Expedia also has subsidiaries that have significant transactions in foreign currencies other than their functional currency. Expedia records transaction gains and losses in the consolidated statements of operations related to the recurring remeasurement and settlement of such transactions.

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

The Company issued 56,946,673 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Expedia Holdings Split-Off on November 4, 2016. The number of shares issued upon completion of the Expedia Holdings Split-Off was used to determine both basic and diluted earnings (loss) per share for the year ended December 31, 2015 and for the period from January 1, 2016 through the date of the Expedia Holdings Split-Off, as no Company equity awards were outstanding prior to the Expedia Holdings Split-Off. Basic earnings (loss) per share subsequent to the Expedia Holdings Split-Off was computed using the weighted average number of shares outstanding (“WASO”) from the date of the completion of the Expedia Holdings Split-Off through December 31, 2016, and for the year ended December 31, 2017. Diluted earnings per share subsequent to the Expedia Holdings Split-Off was computed using the WASO from the date

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

of the completion of the Expedia Holdings Split-Off through December 31, 2016, and for the year ended December 31, 2017, adjusted for potentially dilutive equity awards outstanding during the same period.

	Years ended December 31,
	2017	2016	2015
	number of shares in millions
Basic WASO	57	57	57
Potentially dilutive shares	1	1	—
Diluted WASO	58	58	57

Excluded from diluted EPS for the years ended December 31, 2017 and 2016 are zero and less than a million potential common shares, respectively, because their inclusion would be anti-dilutive.

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

Bodybuilding is subject to certain risks and concentrations including dependence on relationships with vendors. Bodybuilding’s largest vendors, that accounted for greater than 10% of its purchases, aggregated 18%,  30% and 30% of its total purchases for the years ended December 31, 2017,  2016 and 2015, respectively.

Reclassifications and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value of non-financial instruments, (ii) accounting for certain merchant revenue, (iii) loyalty program accruals, (iv) other long-term liabilities, (v) stock-based compensation and (vi) accounting for income taxes to be its most significant estimates.

Recent Accounting Pronouncements

In January 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The most significant impact for the Company is with respect to the requirement that equity investments with readily determinable fair values, must be carried at fair value with changes in fair value recorded through

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

net income. Today, the Company has an investment that is designated as available for sale and is recorded at fair value with changes in fair value recorded through other comprehensive income. Upon adoption in the first quarter of 2018, the Company will record a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the annual period of adoption related to unrealized gains/losses, net of tax, previously classified within other comprehensive income and will begin recording fair value changes within other, net on its consolidated statements of operations. In addition, the Company intends to elect to measure minority equity investments that do not have a readily determinable fair value at cost less impairment, adjusted by observable price changes as permitted by the new guidance with changes recorded within other, net on our consolidated statement of operations. Fair value changes could vary significantly period to period.

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

In August and November 2016, the FASB issued new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We plan to adopt this new guidance on January 1, 2018 retrospectively and currently anticipate the most significant impact will be to include our cash and cash equivalent balances in the consolidated statement of cash flow those amounts that are deemed to be restricted cash and restricted cash equivalents.

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

(3) Investment in Expedia

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

December 31, 2017, 2016 and 2015

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The final acquisition price allocation for Expedia is as follows (amounts in millions):

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
$19,453

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Acquired Expedia nonamortizable intangible assets consist of trademarks and tradenames. Expedia amortizable intangible assets were comprised of customer relationships of $4,233 million with a weighted average life of approximately 9 years, developed technology of $1,480 million with a weighted average life of approximately 5 years, supplier relationships of $980 million with a weighted average life of approximately 4 years and other intangible assets of $81 million with useful lives of 1 to 6 years. None of the acquired goodwill is expected to be deductible for tax purposes. The Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the Expedia transaction during the second quarter of 2017, including an increase to the initial noncontrolling interest of $167 million and a corresponding increase to goodwill of $126 million, and decrease to deferred income tax liabilities, net of $41 million. During the fourth quarter of 2017, the valuation related to the acquisition price allocation was considered final.

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

December 31, 2017, 2016 and 2015

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

	Years ended December 31,
	2016	2015
	amounts in millions
Revenue	$9,185	6,987
Net earnings (loss)	$(622)	(574)
Net earnings (loss) attributable to Expedia Holdings shareholders	$(97)	(49)
Basic net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.70)	(0.86)
Diluted net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.70)	(0.86)

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

During April 2015 Liberty Interactive exercised its pre-emptive rights under the Governance Agreement and purchased, directly from Expedia, an additional 265 thousand shares for approximately $23 million.

Expedia Holdings recognized a loss on dilution of investment in affiliate of $2 million and a gain on dilution of investment in affiliate of $320 million during the years ended December 31, 2016 and 2015, respectively. There was no gain or loss on dilution of investment in affiliate for the year ended December 31, 2017. Changes in the Company’s proportionate share of the underlying equity of its investment in Expedia, as accounted for under the equity method, which resulted from the issuance of additional equity securities by Expedia to investors other than the Company, were recognized in the Company’s consolidated statement of operations through the gain (loss) on dilution of investment in Expedia line item. Dilution losses were due to the issuance of Expedia common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below the Company’s book basis per share. Alternatively, dilution gains were due to the issuance of Expedia common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices above the Company’s book basis per share. The significant gain in 2015 is due to an acquisition by Expedia that was partially executed through the issuance of Expedia common stock. This diluted Expedia Holdings' ownership percentage at a price greater than our cost basis. In addition, Expedia paid dividends aggregating approximately $27 million for the year ended December 31, 2017, and $18 million and $20 million which were recorded as reductions to the investment, prior to the Expedia Holdings Split-Off, during the years ended December 31, 2016 and 2015, respectively.

Upon acquisition of our initial investment in Expedia and due to subsequent repurchases of Expedia stock by Expedia, the Company allocated the excess basis between our carrying value of Expedia and their carrying value. The Company determined the applicable useful life of amortizable intangibles to be approximately four years at that time. As a result of Expedia's 2015 acquisitions of Orbitz Worldwide, Inc. ("Orbitz") and HomeAway, the Company determined the applicable useful life of amortizable intangibles to be approximately six years in connection with excess costs added subsequent to December 31, 2015. Prior to the completion of the Expedia Holdings Split-Off, amortization related to intangible assets with identifiable useful lives was included in the Company's share of earnings (losses) of Expedia line item in the accompanying consolidated statements of operations and aggregated $16 million and $14 million for the years ended December 31, 2016 and 2015, respectively.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2017			December 31, 2016
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$682	130	552	464	164	300
Short-term marketable securities	$469	—	469	72	—	72
Available for sale securities (1)	$264	264	—	16	—	16
Debt	$398	—	398	—	—	—
(1)	Available for sale securities are included in the Other assets, net line item in the consolidated balance sheet.

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of December 31, 2017, cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

Expedia holds time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within other current assets.

Corporate debt securities are investment grade, all of which are classified as available for sale. As of December 31, 2017, we had no short-term or long-term available for sale securities. As of December 31, 2016, we had $48 million of short-term available for sale securities, classified in Other current assets and $16 million of long-term available for sale securities, classified in Other investments. The amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

As of December 31, 2017 and December 31, 2016 the gross unrealized losses related to available for sale securities were $9 million and zero, respectively. There were no unrealized holding gains related to available for sale securities for the periods presented.

The Company estimates the fair value of its debt based on quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(5) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Corporate and Other	Total
Balance as of January 1, 2016	$—	57	57
Acquisitions	16,796	—	16,796
Foreign exchange translation	(236)	—	(236)
Balance as of December 31, 2016	16,560	57	16,617
Acquisitions (1)	124	—	124
Foreign exchange translation	604	—	604
Impairments (2)	(2,197)	—	(2,197)
Other (3)	103	—	103
Balance as of December 31, 2017	$15,194	57	15,251
(1)	As discussed in note 1, Expedia completed several acquisitions during the year ended December 31, 2017, which resulted in a $124 million increase to goodwill.
(2)

The Company performed a qualitative goodwill impairment analysis, and determined that triggering events existed due to a variety of factors, including operational and profitability challenges. During the fourth quarter of 2017, the Company calculated the fair value based on the trading price (level 1) of trivago,  with a control premium for the Company’s portion (level 2),  which was determined with the assistance of an expert.  An impairment to goodwill in the amount of $2,197 million was recorded for the year ended December 31, 2017.

(3)	As discussed in note 3, during the second quarter of 2017, the preliminary purchase price allocation for the Expedia acquisition was adjusted, resulting in a $126 million increase to goodwill.

As of December 31, 2017 accumulated goodwill impairment losses for the Company were $2,228 million.

Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$4,138	(1,160)	2,978	4,064	(111)	3,953
Supplier relationships	1,054	(634)	420	949	(119)	830
Technology, including internally developed software	2,109	(571)	1,538	1,554	(59)	1,495
Other	253	(195)	58	230	(178)	52
	7,554	(2,560)	4,994	6,797	(467)	6,330
Construction in progress - Internally developed software	16	—	16	33	—	33
Total	$7,570	(2,560)	5,010	6,830	(467)	6,363

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

Amortization expense for intangible assets with finite useful lives was $2,001 million, $453 million and $14 million for the years ended December 31, 2017,  2016 and 2015, respectively. Based on its amortizable intangible assets as of December 31, 2017, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

2018	$1,589
2019	1,177
2020	695
2021	482
2022	990
Total	$4,933

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(6) Debt

Outstanding debt at December 31, 2017 and 2016 is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2017	2017	2016
	amounts in millions
Expedia Holdings margin loan	$—	$—	350
Expedia Holdings 1% Exchangeable Senior Debentures due 2047	400	398	—
Expedia 7.456% senior notes due 2018	500	519	544
Expedia 5.95% senior notes due 2020	750	814	837
Expedia 2.5% (€650 million) senior notes due 2022	779	823	727
Expedia 4.5% senior notes due 2024	500	520	523
Expedia 5.0% senior notes due 2026	750	784	787
Expedia 3.8% senior notes due 2028	1,000	990	—
Bodybuilding Secured Notes	8	8	13
Bodybuilding revolving line of credit due 2020	10	10	11
Capital lease obligations	1	1	3
Total debt	$4,698	$4,867	3,795
Less debt classified as current (1)		(538)	(7)
Total long-term debt		$4,329	3,788

(1)	Included in the other current liabilities line in the consolidated balance sheets as of December 31, 2017 and 2016.

1.0% Exchangeable Senior Debentures

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047 (the “debentures”).  Upon exchange of the debentures, the Company, at its option, may deliver registered shares of Expedia common stock (“EXPE”), cash or a combination of EXPE and cash. Initially, 5.1566 shares of EXPE (the “EXPE Reference Shares”) are attributable to each $1,000 original principal amount of the debentures, representing an initial exchange price of approximately $193.93 for each share of EXPE. A total of approximately 2.1 million shares of Expedia common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2017. The debentures may be redeemed by the Company, in whole or in part, on or after July 5, 2022. Holders of the debentures also have the right to require the Company to purchase their debentures on July 5, 2022.  The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest, plus any final period distribution. Liberty has elected to account for the debentures using the fair value option. Liberty estimates the fair value of its debt based on the quoted market price for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities not considered to be trading on active markets (level 2). Accordingly, the change in the fair value of these instruments of $4 million for the year ended December 31, 2017, is recognized as unrealized gains (losses) in the Other, net line item in the consolidated statements of operations. The Company makes an additional distribution on the debentures if Expedia makes a distribution of cash (an “Excess Regular Cash Dividend”) in excess of $0.28, currently paid by Expedia on the EXPE Reference Shares. Expedia began paying Excess Regular Cash Dividends during the third quarter of 2017. The Company will make additional distributions on the debentures under certain circumstances.

The net proceeds from the offering of the debentures were used to pay down outstanding borrowings of $350 million on the $400 million margin loan due 2018.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

$400 Million Margin Loan due 2018

On November 1, 2016, LEXE Marginco, LLC, a wholly-owned subsidiary of Expedia Holdings, entered into a margin loan agreement with an availability of $400 million with various lender parties. This margin loan had a term of two years and bore interest at a rate of LIBOR plus 1.60% and contained an undrawn commitment fee of 0.75% per annum. Interest on the term loan was payable on the last business day of each calendar quarter, beginning on December 31, 2016. The margin loan contained various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement did not include any financial covenants. On November 2, 2016, Expedia Holdings drew $350 million under the margin loan, and on November 4, 2016, Expedia Holdings distributed approximately $299 million of the proceeds to Liberty Interactive as a dividend. In connection with the offering of the debentures in June 2017 (discussed above), the outstanding borrowings under the margin loan were repaid, the margin loan was terminated, and shares of EXPE held as collateral for the loan were released.

Expedia Outstanding Debt

Expedia 7.456% senior notes due 2018

Expedia has $500 million in registered senior unsecured notes outstanding at December 31, 2017 that are due in August 2018 and bear interest at 7.456% (the “Expedia 7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the Expedia 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part. The premium associated with the Expedia 7.456% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at December 31, 2017 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered Expedia 2.5% Notes outstanding at December 31, 2017.  The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. Expedia may redeem the Expedia 2.5% Notes at its option, at whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at December 31, 2017 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes at its option at any

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.0% senior notes due 2026

In December 2015, Expedia privately placed $750 million of senior unsecured notes at 99.535% of par that are due in February 2026 and bear interest at 5.0%.  (the "Expedia 5.0% Notes"). Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2016. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 3.8% senior notes due 2028

Expedia has $1 billion in senior unsecured notes outstanding at December 31, 2017 that are due in February 2028 and bear interest at 3.8% (the "Expedia 3.8% Notes"). The Expedia 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. Expedia may redeem the Expedia 3.8% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 3.8% Notes prior to November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 3.8% Notes on or after November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest. Expedia also entered into a registration rights agreement with respect to the Expedia 3.8% Notes, under which it agreed to use commercially reasonable best efforts to file a registration statement to permit the exchange of the Expedia 3.8% Notes for registered notes having the same financial terms and covenants as the Expedia 3.8% Notes, and cause such registration statement to become effective and complete the related exchange offer within 365 days of the issuance of the Expedia 3.8% Notes. If Expedia fails to satisfy certain of its obligations under the registration rights agreement, it will be required to pay additional interest of 0.25% per annum to the holders of the Expedia 3.8% Notes until such registrations right default is cured.

The Expedia 7.456%, 5.95%, 2.5%, 4.5%, 3.8% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of Expedia’s existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. In addition, the Notes include covenants that limit Expedia’s ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of its assets. The Expedia 5.95%, 2.5%, 4.5%, 3.8% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

Expedia Credit Facility

As of December 31, 2017, Expedia maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in February 2021. As of December 31, 2017, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of December 31, 2017. The facility contains covenants

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of December 31, 2017, there were $14 million of outstanding stand-by LOCs issued under the facility.

In addition, one of Expedia’s international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia and may be terminated at any time by the lender. As of December 31, 2017, there were no borrowings outstanding under this facility.

Bodybuilding Secured Notes

As of December 31, 2017,  Bodybuilding has various outstanding secured notes. Principal and interest payments on the secured notes are payable monthly based on the date of issuance. The secured notes are comprised of one fixed rate and two variable rate notes with an interest rate of 4.14% on the fixed rate note and an interest rate of LIBOR plus 250 basis points on one of the variable rate notes and an interest rate at the CB Floating Rate, with a rate option balance that accrues interest at LIBOR plus 2.50%, on the other variable rate note  (3.98% on the two variable rate notes at December 31, 2017). The maturity dates on the secured notes range from 2018 to 2022.

In January 2015, Bodybuilding entered into an agreement with J.P. Morgan Chase Bank for a $12.5 million secured note related to its corporate headquarters. As of December 31, 2017, the total outstanding balance of the building acquisition and renovation loans and secured note is approximately $8 million.

As of December 31, 2017, Bodybuilding was not in compliance with its fixed charge coverage ratio covenant on the Bodybuilding Secured Notes.  The Bodybuilding Secured Notes were classified as current as of December 31, 2017.

Bodybuilding Revolving Line of Credit

On February 10, 2015, Bodybuilding entered into a revolving line of credit agreement (the "Revolver") that is secured by Bodybuilding's inventory and accounts receivable. The maximum amount allowed under the Revolver is $50 million, and the outstanding balance accrues interest at the CB Floating Rate less 125 basis points, with a rate option balance that accrues interest at LIBOR plus 150 basis points. The Revolver matures on January 20, 2020. Bodybuilding periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. As of December 31, 2017, the outstanding balance on the Revolver was approximately $10 million with a weighted average interest rate of 3.11%.

As of December 31, 2017, Bodybuilding was not in compliance with its fixed charge coverage ratio covenant on the Bodybuilding Revolving Line of Credit.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Five Year Maturities

The annual principal maturities of the Company's debt, excluding capital leases, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2018	$502
2019	$13
2020	$750
2021	$—
2022	$783

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

December 31,
2017
Expedia 7.456% senior notes due 2018	$516
Expedia 5.95% senior notes due 2020	$810
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$828
Expedia 4.5% senior notes due 2024	$528
Expedia 5.0% senior notes due 2026	$807
Expedia 3.8% senior notes due 2028	$969

(1)	Approximately 690 million Euro as of December 31, 2017.

The Company estimates the fair value of its secured notes and Revolver based on the current rate offered to the Company for debt of the same remaining maturities (level 3). The Company believes that the carrying amount of its Revolver and secured notes approximated fair value at December 31, 2017 and December 31, 2016.

Covenant Compliance

Expedia Holdings and Expedia were in compliance with their debt covenants which consist of both financial and non-financial covenants as of December 31, 2017. See discussion above related to Bodybuilding debt covenant compliance.

(7) Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) providing bonus depreciation that will allow for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) adding limitations on the deductibility of certain executive compensation; and (7) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is known. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and the Tax Act provides a measurement

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

period that should not extend beyond one year from the Tax Act enactment date. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the tax laws that were in effect immediately before the enactment of the Tax Act.

The corporate rate reduction was applied to our inventory of deferred tax assets and deferred tax liabilities which resulted in the net tax benefit in the period ended December 31, 2017. Additionally, we are subject to the one-time transition tax on certain deemed unrepatriated earnings on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of Expedia’s foreign subsidiaries, which resulted in a net tax expense in the period ended December 31, 2017. The Company has determined a reasonable estimate for these amounts, and based on a continued analysis of the estimates (including changes in actual actions taken as a result of the Tax Act and assumptions used in developing estimates) and further guidance and interpretations on the application of the law, additional revisions may occur, and may be material, throughout the allowable measurement period.

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

The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year ended December 31,
	2017	2016	2015
	amounts in millions

U.S.	$(3,608)	1,565	445
Foreign	462	56	—
Total	$(3,146)	1,621	445

Income tax benefit (expense) consists of:

	Year ended December 31,
	2017	2016	2015
	amounts in millions
Current:
Federal	$(10)	16	(4)
State and local	(6)	(3)	(1)
Foreign	(130)	(31)	—
	$(146)	(18)	(5)
Deferred:
Federal	$1,203	401	(139)
State and local	27	51	(19)
Foreign	57	17	—
	1,287	469	(158)
Income tax benefit (expense)	$1,141	451	(163)

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Year ended December 31,
	2017	2016	2015
	amounts in millions
Computed expected tax benefit (expense)	$1,101	(567)	(156)
State and local income taxes, net of federal income taxes	13	32	(13)
Foreign taxes, net of foreign tax credit	34	(8)	1
Repatriation of foreign earnings	(144)	—	—
Change in tax rate due to Tax Act	971	—	—
Nontaxable consolidation of Expedia	—	992	—
Goodwill impairment	(769)	—	—
Other, net	(65)	2	5
Income tax benefit (expense)	$1,141	451	(163)

For the year ended December 31, 2017 the significant reconciling items are the result of the effect of the changes in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes and repatriation of foreign earnings that both resulted from the Tax Act, and an impairment related to trivago (discussed in note 5). We recognized $144 million of income tax expense related to the one-time transition tax on certain unrepatriated earnings on previously untaxed accumulated and current E&P. After utilization of existing net operating loss and tax credit carryforwards, Expedia expects to pay minimal U.S. federal cash taxes on the deemed repatriation.

Due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary E&P, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subjected to U.S. federal income tax. To the extent that Expedia repatriates these earnings to the United States, it estimates that it will not incur significant additional taxes related to such amounts, however its estimates are provisional and subject to further analysis.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, we are required to make an accounting policy election to either (1) treat taxes related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of deferred taxes (the “deferred method”).  We are continuing to evaluate the GILTI tax rules and have not yet adopted our accounting policy to account for the related impacts.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2017	2016
	amounts in millions
Deferred tax assets:
Net operating and credit carryforwards	$130	117
Accrued stock compensation	85	175
Other accrued liabilities	53	101
Other	221	280
Deferred tax assets	489	673
Valuation allowance	(79)	(66)
Net deferred tax assets	410	607
Deferred tax liabilities:
Intangible assets	2,428	3,909
Other	137	175
Deferred tax liabilities	2,565	4,084
Net deferred tax liabilities	$2,155	3,477

During the year ended December 31, 2017, there was a $13 million increase in the Company's valuation allowance that affected tax expense.

At December 31, 2017, the Company has a deferred tax asset of $130 million for federal, state, and foreign loss and credit carryforwards.  Of this amount, $122 million is recorded at Expedia.  If not utilized to reduce income tax liabilities at Expedia in future periods, the federal and state loss carryforwards will expire at various times between 2018 and 2037. In addition, Expedia Holdings has $8 million of loss and credit carryforwards at its level which are expected to be utilized in future periods.

A reconciliation of unrecognized tax benefits is as follows:

December 31,
2017
amounts in millions
Balance at beginning of year	$221
Increases to tax positions related to the current year	35
Increases to tax positions related to prior years	3
Decreases to tax positions related to prior years	(1)
Reductions due to lapsed statute of limitations	(3)
Settlements during current year	(1)
Interest and penalties	7
Balance at end of year	$261

As of December 31, 2017, the Company had recorded tax reserves of $261 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $155 million would be reflected in the Company's tax expense and affect its effective tax rate. Prior to the acquisition of a controlling interest in Expedia, the Company did not have any unrecognized tax benefits for uncertain tax positions. The Company's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2017 will significantly increase or decrease during the twelve-month period ending December 31, 2018; however, various events could cause our current expectations to change in the future. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2017, total gross interest and penalties accrued was $22 million.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

As of December 31, 2017, Liberty Interactive's tax years prior to 2014 are closed for federal income tax purposes, and the Internal Revenue Service (“IRS”) has completed its examination of Liberty Interactive's 2014 through 2016 tax years  as part of the IRS's Compliance Assurance Process program. Expedia Holdings’ 2016 and 2017 tax years are not currently under audit.

As previously discussed, because Expedia Holdings' ownership of Expedia is less than the required 80%, Expedia is not consolidated with Expedia Holdings for federal income tax purposes. The IRS is currently examining Expedia’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2013. As of December 31, 2017, for Expedia and its subsidiaries, the statutes of limitations for tax years 2009 through 2016 remain open to examination in the federal and most state jurisdictions. For the HomeAway and Orbitz groups, the statutes of limitations for tax years 2001 through 2015 remain open to examination in the federal and most state jurisdictions due to net operating loss carryforwards.

During first quarter of 2017, the IRS issued proposed adjustments related to transfer pricing with Expedia’s foreign subsidiaries for its 2009 to 2010 audit cycle. The proposed adjustments would increase Expedia’s U.S. taxable income by $105 million, which would result in federal tax expense of approximately $37 million, subject to interest. Expedia does not agree with the position of the IRS and is formally protesting the IRS position.

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

Preferred Stock

Expedia Holdings’ preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by the Company’s board of directors.  For all periods presented,  no shares of preferred stock were issued.

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

Dividends declared by subsidiary

During the year ended December 31, 2017, Expedia has declared a quarterly cash dividend each quarter, and has paid in cash an aggregate amount of $176 million to stockholders of record on each respective record date, of which the Company has received $27 million.  In February 2018, Expedia declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on March 28, 2018 to the stockholders of record as of the close of business on March 8, 2018.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Pursuant to the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan, the Company may grant Awards to be made in respect of a maximum of 3.7 million shares of Expedia Holdings common stock.  Awards generally vest over 1-  5 years and have a term of 7-10 years.  Expedia Holdings issues new shares upon exercise of equity awards.

Expedia Holdings – Grants of Stock Options

The Company has calculated the grant-date fair value (“GDFV”) for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2017 and 2016, the range of expected terms was 5.3 years to 5.9 years.  The volatility used in the calculation for Awards is based on the historical volatility of Liberty Expedia Holdings common stock and the implied volatility of publicly traded Liberty Expedia Holdings options.  For grants made in 2017 and 2016, the range of volatilities was 25.9% to 31.4%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

During the years ended December 31, 2017 and 2016, the Company granted 5 thousand options and 6 thousand options, respectively, to purchase shares of Series A common stock to its non-employee directors. Such options had a weighted average GDFV of $14.48 per share and $12.40 per share, respectively, and cliff vest over a 1-year vesting period.

There were no options to purchase shares of Series B common stock granted and no exercise, forfeiture or cancellation activity for Series B common stock during the year ended December 31, 2017. There were 659 thousand Series B outstanding awards with a weighted average remaining contractual life of 4.2 years and an aggregate intrinsic value of $4 million as of December 31, 2017.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Expedia Holdings – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Expedia Holdings common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average		Aggregate
			remaining		intrinsic
	Series A	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2017	1,317	$24.46
Granted	5	$44.65
Exercised	(306)	$18.21
Forfeited/Cancelled	(8)	$41.90
Outstanding at December 31, 2017	1,008	$26.32	2.7	years	$18
Exercisable at December 31, 2017	755	$21.37	1.7	years	$17

As of December 31, 2017, the total unrecognized compensation cost related to unvested Expedia Holdings Awards was approximately $65 thousand.  Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1 year.

As of December 31, 2017, Expedia Holdings reserved 1.7 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Expedia Holdings – Exercises

The aggregate intrinsic value of all options exercised during the year ended December 31, 2017 and 2016 was $8.7 million and $426 thousand, respectively.

Expedia Holdings – Restricted Shares

The aggregate fair value of all Series A and Series B restricted shares of Expedia Holdings common stock that vested during the year ended December 31, 2017 and 2016 was $1.9 million and $283 thousand, respectively.

As of December 31, 2017, the Company had approximately 30 thousand unvested restricted shares of Series A Expedia Holdings common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $25.98 per share.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Expedia –  Stock-based Compensation

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan (“Expedia Stock Plan”), Expedia may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to its directors, officers, employees and consultants. Expedia issues new shares to satisfy the exercise or release of stock-based awards.

The following table presents a summary of Expedia’s stock option activity:

			Weighted
			average		Aggregate
			remaining		intrinsic
	Options	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2017	18,841	$84.07
Granted	3,618	$124.08
Exercised	(3,422)	$62.67
Forfeited/Cancelled	(3,384)	$96.86
Outstanding at December 31, 2017	15,653	$95.23	4.4	years	$403
Exercisable at December 31, 2017	5,903	$74.64	3.1	years	$267

The total intrinsic value of stock options exercised was $249 million for the year ended December 31, 2017. The total intrinsic value of stock options exercised was $15 million from the date of the Expedia Holdings Split-Off, November 4, 2016, through December 21, 2016.

The fair value of stock options granted for the year ended December 31, 2017 and during the period from November 4, 2016 through December 31, 2016 was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, assuming the following weighted average assumptions:

	Year ended December 31, 2017	November 4, 2016 through December 31, 2016
Risk-free interest rate	1.58%	1.38%
Expected volatility	32.47%	37.48%
Expected life	3.65 years	3.5 years
Expected dividend yield	0.92%	0.82%

The weighted average grant-date fair value of options granted for the year ended December 31, 2017 and during the period from November 4, 2016 through December 31, 2016 was $30.17 per share and $34.59 per share, respectively.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The following table presents a summary of RSU activity:

		Weighted Average
		Grant-Date Fair
	RSUs	Value
	(in thousands)
Balance as of January 1, 2016	—	$—
Awards outstanding upon Expedia Holdings Split-Off on November 4, 2016	1,302	113.98
Granted	113	125.20
Vested	(58)	122.12
Cancelled	(8)	120.30
Balance as of December 31, 2016	1,349	$114.58
Granted	1,350	123.24
Vested	(492)	115.29
Cancelled	(266)	116.26
Balance as of December 31, 2017	1,941	120.19

Expedia’s RSUs generally vest over three or four years, but may accelerate in certain circumstances, including certain changes in control. The total market value of shares vested during the year ended December 31, 2017 was approximately $65 million. The total market value of shares vested during the period from November 4, 2016 through December 31, 2016 was approximately $7 million.

In addition to the Expedia Stock Plan, there were certain shares held by trivago employees which were originally awarded in the form of stock options pursuant to the trivago employee stock option plan and subsequently exercised by such employees. During 2016, Expedia exercised its call right on these shares and elected to do so at a premium to fair value, which resulted in an incremental stock-based compensation charge of approximately $49 million pursuant to liability award treatment.

The stock-based compensation recognized by Expedia Holdings related to Expedia stock options and restricted stock awards was $128 million, which included the reversal of $88 million related to the forfeiture of certain stock awards due to the departure of Expedia’s former CEO. As of December 31, 2017, the total unrecognized compensation cost related to unvested Expedia stock options was $410 million and will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.6 years.

Expedia also has an Employee Stock Purchase Plan (“ESPP”), which allows shares of EXPE to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2016, subsequent to the Expedia Holdings Split-Off, approximately 36 thousand shares were purchased under this plan for an average price of $105.44 per share. During 2017, approximately 141 thousand shares were purchased under this plan for an average purchase price of $112.31 per share. As of December 31, 2017, Expedia has reserved approximately 1 million shares of EXPE for issuance under the ESPP.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

		Share of
	Currency	other
	translation	comprehensive
	adjustments	earnings (loss)
	and other	of affiliate	Other	AOCI
	amounts in millions
Balance at January 1, 2015	$—	(16)	—	(16)
Other comprehensive earnings (loss) attributable to Expedia Holdings stockholders	—	(17)	—	(17)
Balance at December 31, 2015	—	(33)	—	(33)
Other comprehensive earnings (loss) attributable to Expedia Holdings stockholders	(33)	33	—	—
Change in ownership of noncontrolling interest related to trivago initial public offering	—	—	1	1
Balance at December 31, 2016	(33)	—	1	(32)
Other comprehensive earnings (loss) attributable to Expedia Holdings stockholders	—	91	—	91
Balance at December 31, 2017	$(33)	91	1	59

The components of other comprehensive earnings (loss) are reflected in the Company’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2017:
Currency translation adjustments and other	$734	26	760
Recognition of previously unrecognized holding gains (losses)	(9)	2	(7)
Other comprehensive earnings (loss)	$725	28	753
Year ended December 31, 2016:
Currency translation adjustments and other	$(260)	35	(225)
Share of other comprehensive earnings (loss) of affiliate	(2)	1	(1)
Recognition of previously unrecognized holding gains (losses)	55	(21)	34
Other comprehensive earnings (loss)	$(207)	15	(192)
Year ended December 31, 2015:
Share of other comprehensive earnings (loss) of affiliate	$(27)	10	(17)
Other comprehensive earnings (loss)	$(27)	10	(17)

(11) Commitments and Contingencies

Leases

The Company leases certain warehouse and office space, equipment, furniture and computer software under both capital and noncancelable operating leases that expire at various dates through 2026. The Company is responsible, under all leases, for

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

related building maintenance and property taxes. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis.

At December 31, 2017, commitments under noncancelable leases with initial terms in excess of one year were as follows (amounts in millions):

Year ended December 31,
2018	$141
2019	122
2020	104
2021	79
2022	73
Thereafter	334
$853

Rental expense under operating leases was approximately $172 million, $26 million and $3 million for the years ended December 31, 2017,  2016 and 2015, respectively. It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2017. In future periods, it is expected that rental expense will not be less than the amounts shown for 2018 in the table above.

Letters of Credit, Purchase Obligations and Guarantees

The Company has commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2017:

		By period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	amounts in millions
Purchase obligations	$415	262	153	—	—
Guarantees	135	120	15	—	—
Letters of credit	42	26	11	—	5
	$592	408	179	—	5

The Company’s purchase obligations represent the minimum obligations it has under agreements with certain of its vendors. These minimum obligations are less than the Company’s projected use for those periods. Payments may be more than the minimum obligations based on actual use.

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

Expedia’s LOCs consist of stand-by LOCs, underwritten by a group of lenders, which Expedia primarily issues for certain regulatory purposes as well as to certain hotel properties to secure its payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2017,  2016 or 2015.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Related Party Transactions

In addition to serving as Expedia’s Chairman of the Board of Directors and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC/InterActiveCorp (“IAC”). IAC and Expedia are related parties, given that Mr. Diller serves as Chairman of the Board of Directors and Senior Executive of both Expedia and IAC. Each of IAC and Expedia has a 50% ownership interest in two aircraft that may be used by both companies. Expedia shares equally in fixed and nonrecurring costs for both planes; direct operating costs are pro-rated based on actual usage. As of December 31, 2017, the net basis in Expedia’s ownership interest in both planes was $40 million, recorded in other assets, net. Operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes during 2017 were nominal.

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

Litigation Relating to Occupancy Taxes. Ninety-six lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Sixteen lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty two of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty eight dismissals were based on a finding that Expedia and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $43 million as of December 31, 2017. It is also reasonably possible that amounts paid in connection with these issues could include up to an additional $56 million related to tax, interest and penalties in one jurisdiction. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved or disclosed cannot be made. Changes to the settlement reserve are included within Legal reserves, occupancy tax and other in the consolidated statements of operations.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax courts. The Hawaii tax court has scheduled trial on the agency hotel and car rental matters for February 4, 2019. On December 29, 2017, the defendant online travel companies filed a motion for partial summary judgment. The Department of Taxation has asked the tax court to stay proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below. The defendants have opposed that request. On February 5, 2018, the tax court granted the motion to stay.

Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment.  On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The appeals have been transferred to the Hawaii Supreme Court and oral argument on the merchant car appeals is scheduled for April 5, 2018. The Hawaii tax court’s decision did not resolve  “merchant model” car rental transactions for the tax year 2014, which also remain under review.

San Francisco. During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against certain Expedia companies. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. In May, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest these assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego California Litigation. The stay is now lifted and the appeal is proceeding.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Competition and Consumer Matters.  Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Expedia is or has been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia entities and accommodation providers, sometimes also referred to as "most favored nation" provisions, are anti-competitive.

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

The German Federal Cartel Office ("FCO") has required another online travel company, Hotel Reservation Service ("HRS"), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels. Booking.com has appealed the decision and the appeal was heard by the Higher Regional Court Düsseldorf on February 8, 2017. Those proceedings remain ongoing.

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

The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision.  The court annulled parity clauses contained in the agreements at issue, ordered Expedia to amend its contracts, and imposed a fine.  Expedia has appealed the decision. The appeal will not stay payment of the fine and we have recorded a related reserve.

Hotelverband Deutschland (“IHA”) e.V. (a German hotel association) brought proceedings before the Cologne regional court against Expedia, Expedia.com GmbH and Expedia Lodging Partner Services Sàrl. IHA applied for a ‘cease and desist’ order against these companies in relation to the enforcement of certain rate and availability parity clauses contained in contracts with hotels in Germany. On or around February 16, 2017, the court dismissed IHA’s action and declared the claimant liable for the Expedia defendants’ statutory costs.  IHA appealed the decision and, on December 4, 2017, the Court of Appeals rejected IHA’s appeal. The Court of Appeals expressly confirmed that Expedia’s MFNs are in compliance both with European and German competition law. While IHA had indicated an intention to appeal the decision to the Federal Supreme Court, it has not lodged an appeal within the applicable deadline, with the consequence that the Court of Appeals judgment has now become final.

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

Legislative bodies in France (July 2015), Austria (December 2016) and Italy (August 2017) have also adopted new domestic anti-parity clause legislation.  Expedia believes each of these pieces of legislation violates both EU and national legal principles and therefore, Expedia has challenged these laws at the European Commission.

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

Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association — Forum de Operadores Hoteleiros do Brasil — filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE. In late 2016, Expedia resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently however, the Australian NCA indicated that it has reopened its investigation. Expedia is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.

In addition, regulatory authorities in Europe, Australia, and elsewhere have recently initiated market studies, inquiries and investigations into online marketplaces and how information is presented to consumers using those marketplaces, investigating practices such as search results rankings and algorithms, discount claims,  disclosure of charges, and availability and similar messaging.  Expedia is unable to predict the implications of these market studies, inquiries and investigations on Expedia’s business.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Other than described above, Expedia has not accrued a reserve in connection with the market studies, investigations, inquiries or legal proceedings described above either because the likelihood of an unfavorable outcome is not probable or the amount of any loss is not estimable.

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

For the year ended December 31, 2017, Expedia Holdings has identified Expedia and Corporate and other as its reportable segments.  Expedia is a consolidated subsidiary of the Company that provides travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment. Beginning on the date of the Expedia Holdings Split-Off, the Company only includes the results of Expedia, as consolidated, in the segment information reported below.

Beginning in 2017, Bodybuilding was no longer considered a reportable segment, as it does not meet the reportable segment thresholds due to the overall size of the business in comparison to the consolidated results of Expedia Holdings. Accordingly, the results of Bodybuilding are included in the Corporate and other segment for all periods presented.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Performance Measures

	Year ended December 31,
	2017		2016		2015
	Revenue from		Revenue from		Revenue from
	external	Adjusted	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$9,994	1,640	1,170	133	NA	NA
Corporate and Other	292	(2)	411	13	465	33
Consolidated Expedia Holdings	$10,286	1,638	1,581	146	465	33

Other Information

	December 31, 2017		December 31, 2016
	Total	Capital	Total	Capital
	Assets	Expenditures	Assets	Expenditures
	amounts in millions
Expedia	$33,692	710	33,746	111
Corporate and other	276	9	236	14
Consolidated Expedia Holdings	$33,968	719	33,982	125

Revenue by Geographic Area

	Year ended December 31,
	2017	2016	2015
	amounts in millions
United States	$5,744	994	401
Other countries	4,542	587	64
Consolidated Expedia Holdings	$10,286	1,581	465

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Long-lived Assets by Geographic Area

	Year ended
	December 31,
	2017	2016
	amounts in
	millions
United States	$806	739
Other countries	145	105
Consolidated Expedia Holdings	$951	844

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Year ended December 31,
	2017	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,638	146	33
Legal reserves, occupancy tax and other	(25)	2	—
Restructuring and related reorganization charges	(17)	(9)	—
Stock-based compensation	(126)	(47)	(2)
Depreciation and amortization	(2,266)	(481)	(21)
Goodwill impairment	(2,197)	—	—
Operating income (loss)	(2,993)	(389)	10
Interest expense	(125)	(19)	(1)
Share of earnings (loss) of affiliates, net	—	26	117
Gain (loss) on dilution of investment in affiliate	—	(2)	320
Gain on investment in Expedia	—	2,005	—
Other, net	(28)	—	(1)
Earnings (loss) before income taxes	$(3,146)	1,621	445

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(13) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share information
2017:
Revenue	$2,230	2,646	3,029	2,381
Operating income (loss)	$(469)	(242)	152	(2,434)
Net earnings (loss)	$(357)	(225)	123	(1,546)
Net earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(58)	(53)	14	(95)
Basic earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(1.02)	(0.93)	0.25	(1.67)
Diluted earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(1.02)	(0.93)	0.24	(1.67)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share information
2016:
Revenue	$116	112	97	1,256
Operating income (loss)	$3	3	2	(397)
Net earnings (loss)	$(14)	5	29	2,052
Net earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(14)	5	29	2,272
Basic earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(0.25)	0.09	0.51	39.86
Diluted earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(0.25)	0.09	0.51	39.17

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2018  Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2018:

Item 10.    Directors, Executive Officers and Corporate Governance

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Item 14.    Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2018 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2018.

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

10.2	Aircraft Time Sharing Agreements, dated as of November 4, 2016, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the Form 8-K).

10.3

Aircraft Time Sharing Agreement, dated as of November 4, 2016, by and among the Registrant, Liberty Citation, Inc. and Liberty Denver Arena, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K).

10.4

Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 1, 2017 (File No. 001-37938)).

10.5

Amended and Restated Governance Agreement, by and among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Current Report on Form 8-K (File No. 000-51447), filed on December 27, 2011).

10.6

Assignment and Assumption of Governance Agreement, dated November 4, 2016, by and among the Registrant, LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation, Barry Diller and Expedia, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K).

10.7

Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.11 to Expedia Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 10, 2012 (File No. 000-51447)).

10.8

Assignment and Assumption of Stockholders Agreement, dated November 4, 2016, by and among the Registrant, LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation and Barry Diller (incorporated by reference to Exhibit 10.7 to the Form 8-K).

10.9	Amendment No. 1 to Stockholders Agreement, dated November 4, 2016, by and between the Registrant and Barry Diller (incorporated by reference to Exhibit 10.8 to the Form 8-K).

10.10

Amended and Restated Transaction Agreement, dated as of September 22, 2016, by and among Liberty Interactive Corporation, the Registrant, Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.13 to the Form S-4).

10.11	Assignment Agreement, dated November 4, 2016, by and between Barry Diller and the Registrant (incorporated by reference to Exhibit 10.11 to the Form 8-K).

10.12	Proxy and Voting Agreement, dated November 4, 2016, by and among Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.14 to the Form 8-K).

10.13

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

10.14

First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Expedia, Inc.’s Registration Statement on Form S-4, filed on January 25, 2007(File No. 333-140195)).

10.15

Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on August 10, 2010 (File No. 000-51447)).

10.16

Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on August 18, 2014 (File No. 000-51447)).

10.17

First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Expedia, Inc.’s Current Report on Form 8-K filed on August 18, 2014 (File No. 000-51447)).

10.18

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

10.19

Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Expedia, Inc.’s Current Report on Form 8-K filed on December 8, 2015 (File No. 001-37429)).

10.20

First Supplemental Indenture, dated as of December 15, 2015 to the Indenture dated March 31, 2014, among HomeAway, Inc., Expedia, Inc., and U.S. Bank National Association, as Trustee, relating to the 0.125% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Expedia, Inc.’s Current Report on Form 8-K filed on December 15, 2015 (File No. 001-37429)).

10.21

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

10.22

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

10.23

Second Amendment, dated as of December 22, 2016, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.14 to Expedia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 10, 2017 (File No. 001-37429)).

10.24

Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on April 28, 2017 (File No. 001-37429)).

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

10.28

Form of Non-Qualified Stock Option Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan [for non-employee directors] (incorporated by reference to Exhibit 10.28 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 1, 2017 (File No. 001-37938)).

10.29

Form of Restricted Stock Unit Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan [for non-employee directors] (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 1, 2017 (File No. 001-37938)).

10.30

Restricted Stock Unit Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan for Christopher W. Shean (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 1, 2017 (File No. 001-37938)).

10.31

Services Agreement by and between HomeAway.com, Inc. and Keystone Strategy LLC, dated April 1, 2017 (incorporated by reference to Exhibit 10.1 to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 (File No. 001-37429)).

10.32	The registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to Expedia’s long-term debt not filed herewith.

21	Subsidiaries of Liberty Expedia Holdings, Inc.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP for the year ended December 31, 2017.*

23.3	Consent of Ernst & Young LLP for the year ended December 31, 2015.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*      Filed herewith.

**    Furnished herewith.

Item 16.  Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Expedia, Inc. (a consolidated subsidiary of Liberty Expedia Holdings, Inc.) (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) (not presented separately herein). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Seattle, Washington

February 8, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Expedia, Inc.’s (a consolidated subsidiary of Liberty Expedia Holdings, Inc.) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2017 and the related notes of the Company (not presented separately herein) and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Company’s Management’s Report on Internal Control over Financial Reporting (not presented separately herein). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Seattle, Washington

February 8, 2018

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2016 expressed an unqualified opinion thereon.

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

Cash consideration for shares	$1,362,362
Settlement of Orbitz debt	432,231
Replacement restricted stock units attributable to pre-acquisition service	16,717
Other consideration	2,214
Total purchase consideration	$1,813,524
Cash	$194,515
Accounts receivable, net(1)	147,517
Other current assets	33,728
Long-term assets	115,163
Intangible assets with definite lives(2)	515,384
Intangible assets with indefinite lives(3)	166,800
Goodwill	1,443,521
Current liabilities	(635,209)
Other long-term liabilities	(54,627)
Deferred tax liabilities, net	(113,268)
Total	$1,813,524

(1)	Gross accounts receivable was $157 million, of which $9 million was estimated to be uncollectible.
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

	Year ended December 31,
	2015	2014	2013
Number of shares repurchased	0.5 million	7.0 million		9.3 million
Average price per share	$85.27	$76.26		$55.59
Total cost of repurchases (in millions)(1)	$45	$537	$

(1)	Amount excludes transaction costs.

As of December 31, 2015, 11.2 million shares remain authorized for repurchase under the 2012 and 2015 authorizations with no fixed termination date for the repurchases.

Dividends on our Common Stock

In 2015, 2014 and 2013, the Executive Committee, acting on behalf of the Board of Directors, declared and paid the following dividends:

s
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries (1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$5,194,549	$1,682,677	$(204,909)	$6,672,317
Costs and expenses:
Cost of revenue	—	1,009,785	308,463	(8,689)	1,309,559
Selling and marketing	—	2,347,919	1,230,059	(196,892)	3,381,086
Technology and content	—	584,560	245,495	189	830,244
General and administrative	—	373,162	200,268	483	573,913
Amortization of intangible assets	—	58,524	105,141	—	163,665
Legal reserves, occupancy tax and other	—	(104,587)	—	—	(104,587)
Restructuring and related reorganization charges	—	76,422	28,449	—	104,871
Intercompany (income) expense, net	—	742,010	(742,010)	—	—
Operating income	—	106,754	306,812	—	413,566
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	839,779	870,108	—	(1,709,887)	—
Gain on sale of business	—	—	508,810	—	508,810
Other, net	(119,451)	64,576	58,461	—	3,586
Total other income, net	720,328	934,684	567,271	(1,709,887)	512,396
Income before income taxes	720,328	1,041,438	874,083	(1,709,887)	925,962
Provision for income taxes	44,137	(194,251)	(53,100)	—	(203,214)
Net income	764,465	847,187	820,983	(1,709,887)	722,748
Net loss attributable to noncontrolling interests	—	—	41,717	—	41,717
Net income attributable to Expedia, Inc.	$764,465	$847,187	$862,700	$(1,709,887)	$764,465
Comprehensive income attributable to Expedia, Inc.	$763,202	$822,898	$742,132	$(1,709,887)	$618,345

(1)	Includes results through our disposal of eLong on May 22, 2015.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$4,500,723	$1,389,979	$(127,217)	$5,763,485
Costs and expenses:
Cost of revenue	—	898,647	274,788	5,646	1,179,081
Selling and marketing	—	1,913,719	1,027,798	(133,188)	2,808,329
Technology and content	—	472,762	213,159	233	686,154
General and administrative	—	243,793	181,228	352	425,373
Amortization of intangible assets	—	1,848	77,767	—	79,615
Legal reserves, occupancy tax and other	—	41,539	—	—	41,539
Restructuring and related reorganization charges	—	5,020	20,610	—	25,630
Intercompany (income) expense, net	—	666,675	(666,415)	(260)	—
Operating income	—	256,720	261,044	—	517,764
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	455,831	282,769	—	(738,600)	—
Other, net	(91,569)	34,223	4,223	—	(53,123)
Total other income (expense), net	364,262	316,992	4,223	(738,600)	(53,123)
Income before income taxes	364,262	573,712	265,267	(738,600)	464,641
Provision for income taxes	33,835	(110,929)	(14,597)	—	(91,691)
Net income	398,097	462,783	250,670	(738,600)	372,950
Net loss attributable to noncontrolling interests	—	—	25,147	—	25,147
Net income attributable to Expedia, Inc.	$398,097	$462,783	$275,817	$(738,600)	$398,097
Comprehensive income attributable to Expedia, Inc.	$398,097	$463,075	$118,554	$(738,600)	$241,126

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,849,746	$970,087	$(48,574)	$4,771,259
Costs and expenses:
Cost of revenue	—	797,801	235,753	4,480	1,038,034
Selling and marketing	—	1,492,370	756,767	(52,992)	2,196,145
Technology and content	—	399,763	178,052	5	577,820
General and administrative	—	216,551	160,594	(67)	377,078
Amortization of intangible assets	—	3,042	68,689	—	71,731
Acquisition-related and other	—	—	66,472	—	66,472
Legal reserves, occupancy tax and other	—	77,919	—	—	77,919
Intercompany (income) expense, net	—	731,867	(731,867)	—	—
Operating income	—	130,433	235,627	—	366,060
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	285,456	234,869	—	(520,325)	—
Other, net	(83,006)	7,394	10,245	—	(65,367)
Total other income (expense), net	202,450	242,263	10,245	(520,325)	(65,367)
Income before income taxes	202,450	372,696	245,872	(520,325)	300,693
Provision for income taxes	30,400	(81,170)	(33,565)	—	(84,335)
Net income	232,850	291,526	212,307	(520,325)	216,358
Net loss attributable to noncontrolling interests	—	—	16,492	—	16,492
Net income attributable to Expedia, Inc.	$232,850	$291,526	$228,799	$(520,325)	$232,850
Comprehensive income attributable to Expedia, Inc.	$232,850	$290,857	$247,643	$(520,325)	$251,025

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$233,340	$2,261,450	$1,201,064	$(717,093)	$2,978,761
Investment in subsidiaries	8,420,890	3,106,719	—	(11,527,609)	—
Intangible assets, net	—	1,974,968	818,986	—	2,793,954
Goodwill	—	5,859,457	2,133,484	—	7,992,941
Other assets, net	15,670	1,381,837	354,482	(13,833)	1,738,156
TOTAL ASSETS	$8,669,900	$14,584,431	$4,508,016	$(12,258,535)	$15,503,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$538,856	$5,511,639	$592,615	$(717,093)	$5,926,017
Long-term debt	3,201,277	—	—	—	3,201,277
Other liabilities	—	620,685	181,421	(13,833)	788,273
Redeemable noncontrolling interests	—	—	658,478	—	658,478
Stockholders’ equity	4,929,767	8,452,107	3,075,502	(11,527,609)	4,929,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,669,900	$14,584,431	$4,508,016	$(12,258,535)	$15,503,812

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$189,203	$3,938,831	$1,064,981	$(2,268,526)	$2,924,489
Investment in subsidiaries	4,689,302	1,338,089	—	(6,027,391)	—
Intangible assets, net	—	637,986	652,101	—	1,290,087
Goodwill	—	2,436,533	1,519,368	—	3,955,901
Other assets, net	7,082	583,782	259,197	—	850,061
TOTAL ASSETS	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,245,071	$3,707,638	$1,502,432	$(2,268,526)	$4,186,615
Long-term debt	1,746,787	—	—	—	1,746,787
Other liabilities	—	516,365	116,969	—	633,334
Redeemable noncontrolling interests	—	—	560,073	—	560,073
Stockholders’ equity	1,893,729	4,711,218	1,316,173	(6,027,391)	1,893,729
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$624,327	$743,718	$1,368,045
Investing activities:
Capital expenditures, including internal-use software and website development	—	(709,679)	(77,362)	(787,041)
Purchases of investments	—	(473,538)	(47,791)	(521,329)
Sales and maturities of investments	—	327,191	83,732	410,923
Acquisitions, net of cash acquired	(126,779)	(1,873,079)	(63,791)	(2,063,649)
Transfers (to) from related parties	126,779	(303,846)	177,067	—
Proceeds from sale of business, net of cash divested and disposal costs	—	—	523,882	523,882
Other, net	—	54,226	11,728	65,954
Net cash provided by (used in) investing activities	—	(2,978,725)	607,465	(2,371,260)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	1,441,860	—	—	1,441,860
Purchases of treasury stock	(60,546)	—	—	(60,546)
Proceeds from issuance of treasury stock	22,575	—	—	22,575
Payment of dividends to stockholders	(108,527)	—	—	(108,527)
Proceeds from exercise of equity awards and employee stock purchase plan	96,526	—	1,190	97,716
Withholding taxes for stock option exercises	(85,033)	—	—	(85,033)
Transfers (to) from related parties	(1,396,210)	2,350,385	(954,175)	—
Other, net	89,355	(11,998)	18,797	96,154
Net cash provided by (used in) financing activities	—	2,338,387	(934,188)	1,404,199
Effect of exchange rate changes on cash and cash equivalents	—	(86,269)	(41,116)	(127,385)
Net increase (decrease) in cash and cash equivalents	—	(102,280)	375,879	273,599
Cash and cash equivalents at beginning of year	—	943,976	458,724	1,402,700
Cash and cash equivalents at end of year	$—	$841,696	$834,603	$1,676,299

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,027,571	$339,388	$1,366,959
Investing activities:
Capital expenditures, including internal-use software and website development	—	(281,696)	(46,691)	(328,387)
Purchases of investments	—	(913,205)	(281,005)	(1,194,210)
Sales and maturities of investments	—	861,744	300,813	1,162,557
Acquisitions, net of cash acquired	—	—	(560,668)	(560,668)
Other, net	—	(2,805)	(744)	(3,549)
Net cash used in investing activities from continuing operations	—	(335,962)	(588,295)	(924,257)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	492,894	—	—	492,894
Purchases of treasury stock	(537,861)	—	—	(537,861)
Proceeds from issuance of treasury stock	20,404			20,404
Payment of dividends to stockholders	(84,697)	—	—	(84,697)
Proceeds from exercise of equity awards and employee stock purchase plan	104,598	—	3,523	108,121
Transfers (to) from related parties	(53,494)	(287,394)	340,888	—
Other, net	58,156	(2,124)	(6,744)	49,288
Net cash provided by (used in) financing activities from continuing operations	—	(289,518)	337,667	48,149
Effect of exchange rate changes on cash and cash equivalents	—	(64,798)	(44,386)	(109,184)
Net increase in cash and cash equivalents	—	337,293	44,374	381,667
Cash and cash equivalents at beginning of year	—	606,683	414,350	1,021,033
Cash and cash equivalents at end of year	$—	$943,976	$458,724	$1,402,700

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$305,174	$458,026	$763,200
Investing activities:
Capital expenditures, including internal-use software and website development	—	(243,428)	(65,153)	(308,581)
Purchases of investments	—	(932,011)	(284,580)	(1,216,591)
Sales and maturities of investments	—	1,193,948	308,628	1,502,576
Acquisitions, net of cash acquired	—	—	(541,247)	(541,247)
Other, net	—	40,850	(2,520)	38,330
Net cash provided by (used in) investing activities from continuing operations	—	59,359	(584,872)	(525,513)
Financing activities:
Purchases of treasury stock	(522,900)	—	—	(522,900)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Payment of dividends to stockholders	(75,760)	—	—	(75,760)
Proceeds from exercise of equity awards and employee stock purchase plan	52,134	—	4,702	56,836
Transfers (to) from related parties	482,975	(754,948)	271,973	—
Other, net	38,278	7,565	(21,808)	24,035
Net cash provided by (used in) financing activities from continuing operations	—	(747,383)	254,867	(492,516)
Net cash provided by (used in) continuing operations	—	(382,850)	128,021	(254,829)
Net cash provided by discontinued operations	—	13,637	—	13,637
Effect of exchange rate changes on cash and cash equivalents	—	(31,260)	324	(30,936)
Net increase (decrease) in cash and cash equivalents	—	(400,473)	128,345	(272,128)
Cash and cash equivalents at beginning of year	—	1,007,156	286,005	1,293,161
Cash and cash equivalents at end of year	$—	$606,683	$414,350	$1,021,033

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY EXPEDIA HOLDINGS, INC.

Date: February 14, 2018	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: February 14, 2018	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 14, 2018
John C. Malone

/s/ Christopher W. Shean	Director, President and Chief Executive Officer	February 14, 2018
Christopher W. Shean

/s/Wade Haufschild	Chief Financial Officer	February 14, 2018
Wade Haufschild	(Principal Financial Officer and Principal Accounting Officer)

/s/Stephen M. Brett	Director	February 14, 2018
Stephen M. Brett

/s/Gregg L. Engles	Director	February 14, 2018
Gregg L. Engles

/s/Robert Hammond	Director	February 14, 2018
Robert Hammond

/s/Scott W. Schoelzel	Director	February 14, 2018
Scott W. Schoelzel

/s/Alexander Von Furstenburg	Director	February 14, 2018
Alexander Von Furstenburg