Form 10-K/A
period 2017-12-31
Liberty Expedia Holdings, Inc.
filed 2018-02-16
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K (“Form 10-K/A”) for the period ended December 31, 2017 as filed with the Securities and Exchange Commission on February 14, 2018 (the “Original Filing”) is to file Exhibits 101 to the Form 10-K which were not included in the original filing due to an error by our filing agent.

No changes have been made to the Annual Report other than the filing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE (“Exhibits 101”)  described above. This Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K as amended.

PART IV.

Item 15.  Exhibits

(a)(3)     Exhibits

Listed below are the exhibits which were intended to be filed with the Original Filing:

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

LIBERTY EXPEDIA HOLDINGS, INC.

Date: February 15, 2018	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)