Form 10-Q
period 2018-03-31
Liberty Expedia Holdings, Inc.
filed 2018-05-02
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of April 16, 2018 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,445,529	2,830,174

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,543	2,961
Accounts receivable, net	2,257	1,871
Short-term marketable securities	1,031	469
Prepaid expenses	301	257
Other current assets	452	113
Total current assets	7,584	5,671
Property and equipment, at cost	1,249	1,254
Accumulated depreciation	(343)	(303)
	906	951
Intangible assets not subject to amortization:
Goodwill	15,310	15,251
Tradename	6,288	6,256
	21,598	21,507
Intangible assets subject to amortization, net	4,809	5,010
Other assets, net	863	829
Total assets	$35,760	33,968

Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,713	1,838
Accounts payable, other	854	713
Accrued liabilities	621	1,285
Deferred merchant bookings	5,866	3,219
Deferred revenue	471	329
Current portion of debt (note 7)	533	538
Other current liabilities	14	30
Total current liabilities	10,072	7,952
Long-term debt and capital lease obligations, net, including $386 million and $398 million measured at fair value (note 7)	4,330	4,329
Deferred income tax liabilities	2,202	2,155
Other long term liabilities	454	430
Total liabilities	17,058	14,866
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,445,529 and 54,438,883 at March 31, 2018 and December 31, 2017, respectively	1	1
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,830,174 and 2,830,174 at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	369	370
Accumulated other comprehensive earnings (loss), net of taxes	69	59
Retained earnings	2,136	2,179
Total stockholders' equity	2,575	2,609
Noncontrolling interests in equity of subsidiaries	16,127	16,493
Total equity	18,702	19,102
Commitments and contingencies (note 9)
Total liabilities and equity	$35,760	33,968

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions,
	except per share amounts
Service revenue	$2,508	2,139
Product revenue	66	91
Total revenue, net (note 2)	2,574	2,230
Operating costs and expenses:
Selling and marketing, including stock-based compensation (note 8)	1,513	1,276
Cost of service revenue	460	400
Technology and content, including stock-based compensation (note 8)	277	228
Cost of goods sold (exclusive of depreciation shown separately below)	48	65
General and administrative, including stock-based compensation (note 8)	199	172
Other operating expense (note 8)	5	6
Depreciation and amortization	479	529
Legal reserves, occupancy tax and other	4	21
Restructuring and related reorganization charges	—	2
	2,985	2,699
Operating income (loss)	(411)	(469)
Other income (expense):
Interest expense	(36)	(29)
Other, net	58	(13)
	22	(42)
Earnings (loss) before income taxes	(389)	(511)
Income tax (expense) benefit	65	154
Net earnings (loss)	(324)	(357)
Less net earnings (loss) attributable to the noncontrolling interests	(280)	(299)
Net earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(44)	(58)
Basic net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 3)	$(0.77)	(1.02)
Diluted net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 3)	$(0.77)	(1.02)

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Net earnings (loss)	$(324)	(357)
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	102	95
Other comprehensive earnings (loss)	102	95
Comprehensive earnings (loss)	(222)	(262)
Less comprehensive earnings (loss) attributable to the noncontrolling interest	(189)	(218)
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(33)	(44)

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(324)	(357)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	479	529
Stock-based compensation	51	77
Realized (gain) loss on foreign currency forwards	(8)	7
(Gain) loss on equity securities	(37)	—
Deferred income tax expense (benefit)	44	(93)
Other noncash charges (credits), net	(35)	(3)
Changes in operating assets and liabilities
Current and other assets	(400)	(279)
Payables and other liabilities	1,906	1,810
Net cash provided (used) by operating activities	1,676	1,691
Cash flows from investing activities:
Capital expended for property and equipment and capitalized software	(194)	(170)
Purchases of short-term marketable securities and other investments	(867)	(780)
Sales of short-term marketable securities	317	7
Net settlement of foreign currency forward contracts	—	(7)
Other, net	14	(2)
Net cash provided (used) by investing activities	(730)	(952)
Cash flows from financing activities:
Borrowings of debt	67	92
Repayments of debt	(66)	(97)
Shares issued by subsidiary	20	58
Shares repurchased by subsidiary	(202)	(45)
Dividends paid by subsidiary	(39)	(36)
Proceeds from exercise of equity awards and employee stock purchase plan	—	4
Taxes paid in lieu of shares issued for stock-based compensation	(2)	(5)
Other financing activities, net	(6)	(14)
Net cash provided (used) by financing activities	(228)	(43)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	17	31
Net increase (decrease) in cash, cash equivalents and restricted cash	735	727
Cash, cash equivalents and restricted cash at beginning of period	3,031	1,872
Cash, cash equivalents and restricted cash at end of period	$3,766	2,599

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2018

					Accumulated
				Additional	other
	Preferred	Common stock		paid-in	comprehensive	Retained	Noncontrolling
	stock	Series A	Series B	capital	earnings (loss)	earnings	interests	Total equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	370	59	2,179	16,493	19,102
Net earnings (loss)	—	—	—	—	—	(44)	(280)	(324)
Other comprehensive income (loss)	—	—	—	—	11	—	91	102
Stock compensation	—	—	—	8	—	—	43	51
Proceeds from exercise of equity instruments in subsidiary	—	—	—	(25)	—	—	45	20
Stock repurchases by subsidiary	—	—	—	18	—	—	(220)	(202)
Dividends paid by subsidiary	—	—	—	—	—	—	(39)	(39)
Taxes paid in lieu of shares issued for stock-based compensation	—	—	—	(2)	—	—	—	(2)
Adoption of new accounting guidance	—	—	—	—	(1)	1	(10)	(10)
Other	—	—	—	—	—	—	4	4
Balance at March 31, 2018	$—	1	—	369	69	2,136	16,127	18,702

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive"), now known as Qurate Retail, Inc. (“Qurate Retail”) authorized management to pursue a plan to distribute to holders of its then-outstanding Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Qurate Retail's former ownership interest in Expedia Group, Inc. (formerly “Expedia, Inc.”) ("Expedia"), as well as Qurate Retail's former wholly-owned subsidiary Vitalize, LLC (which we refer to as “Bodybuilding”).

The Expedia Holdings Split-Off occurred on November 4, 2016. Following the Expedia Holdings Split-Off, Expedia Holdings and Qurate  Retail operate as separate, publicly traded companies. The Expedia Holdings Split-Off was intended to be tax-free to Qurate Retail and the former stockholders of Liberty Ventures. In February 2017, the Internal Revenue Service (the “IRS”) completed its review of the Expedia Holdings Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

The accompanying condensed consolidated financial statements represent the consolidation of the historical financial information of Bodybuilding and Expedia. These financial statements refer to the consolidation of the aforementioned subsidiaries as "Expedia Holdings," "the Company," "us," "we" and "our" in the notes to the condensed consolidated financial statements. The Expedia Holdings Split-Off is accounted for at historical cost due to the pro rata nature of the distribution to the former holders of Liberty Ventures common stock. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement of non-financial instruments, (ii) accounting for certain merchant revenue, (iii) loyalty program accruals, (iv) valuation of other long-term liabilities, (v) measurement of stock-based compensation and (vi) income taxes to be its most significant estimates.

Split-Off of Expedia Holdings from Qurate Retail

Following the Expedia Holdings Split-Off, Qurate Retail and Expedia Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Expedia Holdings Split-Off, Expedia Holdings entered into certain agreements with Qurate Retail and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

between these companies after the Expedia Holdings Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement between Qurate Retail and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Qurate Retail with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between Qurate Retail and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings shares office space with Qurate Retail and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $1 million and $1 million was reimbursable to Liberty Media for the three months ended March 31, 2018 and 2017, respectively.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel products, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for its hotel business and can be several months for its vacation rental business. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia’s variable cost of revenue and direct sales and marketing costs, which it typically realizes in closer alignment to booking volumes, and the more stable nature of its fixed costs. Furthermore, operating profits for Expedia’s primary advertising business, trivago N.V. (“trivago”),  have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as they aggressively market during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia’s international operations, advertising business or a change in its product mix, including the growth of HomeAway, Inc. (“HomeAway”), may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends.  As HomeAway continues its shift to more of a transaction-based business model for vacation rental listings and its booking window elongates, its seasonal trends are more pronounced than Expedia’s other traditional leisure businesses. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rate, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.  In the prior year, we recognized the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. We are still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, continued analysis of the estimates and further guidance and interpretations on the application of the law. We expect to complete our analysis by December 2018.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2) Recent Accounting Pronouncements

Recently Adopted Accounting Policies

Revenue from Contracts with Customers.  As of January 1, 2018, the Company adopted the Accounting Standards Updates ("ASU") amending revenue recognition guidance using the modified retrospective method for all contracts reflecting the aggregate effect of modifications prior to the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

The new guidance impacted Expedia’s loyalty program accounting as it is no longer permitted to use the incremental cost method when recording the financial impact of rewards earned in conjunction with its traveler loyalty programs. Instead, Expedia re-values its liability using a relative fair value approach and now records its loyalty liability as a component of deferred merchant bookings. Additionally, due to the new definition of variable consideration, Expedia is required to estimate and record certain variable payments, primarily supplier overrides, earlier than previously recorded. Both modifications resulted in cumulative-effect adjustments to opening retained earnings, with an insignificant change to revenue on a go-forward basis. The new guidance also results in insignificant changes in the timing and classification of certain other revenue streams, including the reclassification of certain air fees from net revenue to cost of revenue. For a comprehensive discussion of our updated revenue recognition policy, refer to the Significant Accounting Policies-Revenue Recognition disclosure below.

The impact of the new guidance to our consolidated financial statements was not meaningful as of and for the three months ended March 31, 2018.

The cumulative effect of the revenue accounting changes made to our consolidated balance sheet as of January 1, 2018 were as follows:

	Balance at		Balance at
	December 31,		January 1,
	2017	Adjustments	2018
	(in millions)
Current and long-term assets:
Accounts receivable, net	$1,871	$(40)	$1,831
Prepaid expenses and other current assets	370	(1)	369
Long-term investments and other assets	829	(3)	826
Current and long-term liabilities:
Deferred merchant bookings	3,219	619	3,838
Accrued expenses and other current liabilities	1,315	(564)	751
Deferred income taxes	2,155	(3)	2,152
Stockholders' equity:
Retained earnings	2,179	(1)	2,178
Noncontrolling interests in equity of subsidiaries	16,493	(7)	16,486

Recognition and Measurement of Financial Instruments. As of January 1, 2018, the Company adopted new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The most significant impact for the Company is with respect to the requirement that minority equity investments with readily determinable fair values, must be carried at fair value with

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

changes in fair value recorded through net income. Previously such investments designated as available for sale were recorded at fair value with changes in fair value recorded through other comprehensive income. The Company elected to prospectively account for minority investments without readily determinable fair values at cost, with observable price changes reflected through net income. In addition, a portion of the unrealized gain (loss) recognized on the Company’s exchangeable debt accounted for at fair value is now presented in other comprehensive income as it relates to instrument specific credit risk, however this impact was not material to the overall financial statements for the three month period ended March 31, 2018.  The Company recorded an immaterial decrease to non-controlling interest in equity of subsidiaries, and increase to accumulated other comprehensive income (loss) (“AOCI”) related to an unrealized loss, net of tax.

Statement of Cash Flows. As of January 1, 2018, the Company adopted the new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. Upon adoption, we retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a slight working capital benefit in prepaid expenses and other assets within operating activities in the three months ended March 31, 2017. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or the Company’s intention to use the cash for a specific purpose. Expedia’s restricted cash primarily relates to certain traveler deposits and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$3,543	$2,961
Restricted cash included within other current assets	219	69
Restricted cash included within other assets	4	1
Total cash, cash equivalents and restricted cash and cash equivalents in the condensed consolidated statement of cash flows	$3,766	$3,031

Intra-entity Transfers of Assets Other Than Inventory. As of January 1, 2018, the Company adopted the new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory in earnings when the transfer occurs rather than our historical practice to defer and amortize the tax consequences over a specific period of time.  As a result of the adoption, the Company recorded an immaterial reduction to retained earnings and non-controlling interest in equity of subsidiaries, a  reduction to long-term investments and other assets and an increase to deferred tax assets related to the unrecognized income tax effects of asset transfers that occurred prior to adoption.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance that allows an entity to elect to reclassify “stranded” tax effects in AOCI to retained earnings to address concerns related to accounting for certain provisions of the Tax Act. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.

The Company elected to early adopt the new guidance during the first quarter of 2018, which resulted in the reclassification of the income tax effect of the Tax Act from AOCI to retained earnings in order to reflect the tax effects of items within AOCI at the appropriate tax rate. As a result, the Company recorded an immaterial increase to retained

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

earnings and non-controlling interest in equity of subsidiaries, and a  reduction to AOCI as of January 1, 2018. Our policy is to release income tax effects from AOCI based on the tax effects of amounts reclassified from AOCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in AOCI is released following a portfolio approach.

Definition of a Business. As of January 1, 2018, the Company adopted the new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Upon adoption, the standard impacts how the Company assesses acquisitions (or disposals) of assets or businesses.

Recent Accounting Pronouncements Not Yet Adopted

Leases. In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. Companies are required to use a modified retrospective approach to adopt this guidance. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Hedge Accounting.    In August 2017, the FASB amended the existing accounting guidance for hedge accounting. The amendments require expanded hedge accounting for both non-financial and financial risk components and refine the measurement of hedge results to better reflect an entity's hedging strategies. The new guidance also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition method with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Significant Accounting Policies

Below are the significant accounting policies updated during 2018 as a result of the recently adopted accounting policies noted above. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Expedia recognizes revenue upon transfer of control of its promised products or services in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For Expedia’s primary transaction-based revenue sources, discussed below, it has determined net presentation (that is, the amount billed to a traveler less the amount paid to a supplier) is appropriate for the majority of its revenue transactions as the supplier is primarily responsible for providing the underlying travel services and Expedia does not control the service provided by the supplier prior to its transfer to the traveler.

The following table disaggregates our revenue by major source:

Three months ended
March 31, 2018
(in millions)
Business Model:
Merchant	$1,334
Agency	658
Advertising and media	282
HomeAway	234
Other (1)	66
Total revenue	$2,574

Product and Service Type:
Lodging	1,612
Air	242
Advertising and media	282
Other (2)	438
Total revenue	$2,574

______________________________

(1)	Other is comprised of Bodybuilding revenue.
(2)

Other includes car rental, insurance, destination services, cruise and fee revenue related to Expedia’s corporate travel business, among other revenue streams, none of which are individually material, as well as Bodybuilding revenue.

Expedia offers traditional travel products and services on a stand-alone and package basis generally either through the merchant or the agency business model. Under the merchant model, Expedia facilitates the booking of hotel rooms, airline seats, car rentals and destination services from its travel suppliers and Expedia is the merchant of record for such bookings. Under the agency model, Expedia acts as the agent in the transaction, passing reservations booked by the traveler to the relevant travel supplier. Expedia receives commissions or ticketing fees from the travel supplier and/or traveler. For certain agency airline, hotel and car transactions, Expedia also receives fees through global distribution systems (“GDS”) that provide the computer systems through which the travel supplier inventory is made available and through which reservations are booked. Under the advertising model, Expedia offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on trivago and its transaction-based websites. Expedia’s HomeAway business facilitates vacation rental bookings and provides listing and other ancillary services to property owners and managers.

The nature of Expedia’s travel booking service performance obligations vary based on the travel service with differences primarily related to the degree to which Expedia provides post booking services to the traveler and the timing when rights and obligations are triggered in Expedia’s underlying supplier agreements.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Lodging. Expedia’s lodging revenue is comprised of revenue recognized under the merchant, agency and HomeAway business models.

Merchant Hotel. Expedia provides travelers access to book hotel room reservations through its contracts with lodging suppliers, which provide Expedia with rates and availability information for rooms but for which Expedia has no control over the rooms and does not bear inventory risk. Expedia’s travelers pay them for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. Expedia records the payment in deferred merchant bookings until the stayed night occurs, at which point it recognizes the revenue, net of amounts paid to suppliers, as this is when its performance obligation is satisfied. In certain nonrefundable, nonchangeable transactions where Expedia has no significant post booking services (primarily opaque hotel offerings), Expedia records revenue when the traveler completes the transaction on its website, less a reserve for chargebacks and cancellations based on historical experience. Payments to suppliers are generally due within 30 days of check-in or stay. In certain instances when a supplier invoices Expedia for less than the cost it accrued, it generally reduces its accrued supplier payable and the supplier costs within net revenue six months in arrears, net of an allowance, when Expedia determines it is not probable that it will be required to pay the supplier, based on historical experience. Cancellation fees are collected and remitted to the supplier, if applicable.

Agency Hotel. Expedia generally records agency revenue from the hotel when the stayed night occurs as Expedia provides post booking services to the traveler and thus considers the stay as when its performance obligation is satisfied. Expedia records an allowance for cancellations on this revenue based on historical experience.

HomeAway. HomeAway’s lodging revenue is generally earned on a pay-per-booking or pay-per-subscription basis. Pay-per-booking arrangements are commission-based where rental property owners and managers bear the inventory risk, have latitude in setting the price and compensate HomeAway for facilitating bookings with travelers. Under pay-per booking arrangements, each booking is a separate contract as listings are typically cancelable at any time and the related revenue, net of amounts paid to property owners, is recognized at check in, which is the point in time when HomeAway’s service to the traveler is complete. In pay-per-subscription contracts, property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). As the performance obligation is the listing service and is provided to the property owner or manager over the life of the listing period, the pay-per-subscription revenue is recognized on a straight-line basis over the listing period. HomeAway also charges a traveler service fee at the time of booking. The service fee charged to travelers covers HomeAway’s services, including but not limited to the use of HomeAway’s website and a “Book with Confidence Guarantee” providing travelers with comprehensive payment protection and 24/7 traveler support. The performance obligation is to facilitate the booking of a property and assist travelers through their check-in process and, as such, the traveler service fee revenue is recognized at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when Expedia provides the service.

Merchant and Agency Air. Expedia records revenue on air transactions when the traveler books the transaction, as it does not provide significant post booking services to the traveler and payments due to and from air carriers are typically due at the time of ticketing. Expedia records a reserve for chargebacks and cancellations at the time of the transaction based on historical experience. In certain transactions, the GDS collects commissions from Expedia’s suppliers and passes these commissions to Expedia, net of their fees. Therefore, Expedia views payments through the GDS as commissions from suppliers and records these commissions in net revenue. Fees paid to the GDS as compensation for their role in processing transactions are recorded as cost of revenue.

Advertising and Media.  Expedia records revenue from click-through fees charged to its travel partners for leads sent to the travel partners’ websites. Expedia records revenue from click-through fees after the traveler makes the click-through to the related travel partners’ websites. Expedia records revenue for advertising placements ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the contract. Payments from advertisers are generally due within 30 days of invoicing.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other. Other primarily includes transaction revenue for booking services related to products such as car, cruise and destination services under the agency business model. Expedia generally records the related revenue when the travel occurs, as in most cases Expedia provides post booking services and this is when its performance obligation is complete. Additionally, no rights or obligations are triggered in Expedia’s supplier agreements until the travel occurs. Expedia records an allowance for cancellations on this revenue based on historical experience. In addition, other also includes travel insurance products primarily under the merchant model, for which revenue is recorded at the time the transaction is booked.

Packages. Packages assembled by travelers through the packaging functionality on Expedia’s websites generally include a merchant hotel component and some combination of an air, car or destination services component. The individual package components are accounted for as separate performance obligations and recognized in accordance with Expedia’s revenue recognition policies stated above.

Deferred Merchant Bookings. Expedia classifies cash payments received in advance of its performance obligations as deferred merchant bookings. At January 1, 2018, $3.2 billion of cash advance cash payments was reported within deferred merchant bookings, $2.1 billion of which was recognized resulting in $314 million of revenue during the quarter ended March 31, 2018. At March 31, 2018, the related balance was $5.2 billion.

Travelers enrolled in Expedia’s internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, Expedia defers the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price for all loyalty programs, Expedia uses an adjusted market assessment approach and considers the redemption values expected from the traveler. Expedia then estimates the number of rewards that will not be redeemed based on historical activity in its members' accounts as well as statistical modeling techniques. Revenue is recognized when Expedia has satisfied its performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At January 1, 2018, $619 million of deferred loyalty rewards was reported within deferred merchant bookings, $148 million of which was recognized as revenue during the quarter ended March 31, 2018. At March 31, 2018, the related balance was $649 million.

Deferred Revenue. Deferred revenue primarily consists of HomeAway's traveler service fees received on bookings where Expedia is not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At January 1, 2018, $326 million was recorded as deferred revenue, $152 million of which was recognized as revenue during the quarter ended March 31, 2018. At March 31, 2018, the related balance was $469 million.

Bodybuilding Revenue. The Company’s wholly owned subsidiary, Bodybuilding, is primarily an Internet retailer of dietary supplements, sports nutrition products, and other health and wellness products.  In addition to product sales revenue, Bodybuilding generates a limited amount of revenue from shipping and handling, advertising, and through All Access, its exclusive subscription service that gives its customers access to expert-designed, gym-proven fitness plans.

Practical Expedients and Exemptions. Expedia has used the portfolio approach to account for its loyalty points as the rewards programs share similar characteristics within each program in relation to the value provided to the traveler and their breakage patterns. Using this portfolio approach is not expected to differ materially from applying the guidance to

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

individual contracts. However, Expedia will continue to assess and refine, if necessary, how a portfolio within each awards program is defined.

Expedia does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which Expedia recognizes revenue at the amount to which it has the right to invoice for services performed.

(3)  Earnings (Loss) Attributable to Expedia Holdings Shareholders per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

	Three months ended
	March 31,
	2018	2017
	number of shares in millions
Basic WASO	57	57
Potentially dilutive shares (1)	1	—
Diluted WASO	58	57

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Excluded from diluted EPS for both of the three months ended March 31, 2018 and 2017, are less than a million potential common shares, because their inclusion would be anti-dilutive.

(4) Expedia Ownership

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio as well as destination services and activities. Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of EXPE and Expedia class B common stock owned by Qurate Retail. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone, Leslie Malone, Qurate Retail and the Company. On March 6, 2018, the Company, Qurate Retail, Mr. Malone, Mrs. Malone and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as set forth in the Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date will occur, and the Transaction Agreement together with certain Subject Instruments (as defined in the Transaction Agreement) will terminate, on May 4, 2019.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We began consolidating Expedia as of the completion of the Expedia Holdings Split-Off on November 4, 2016, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia. As of March 31, 2018, Expedia Holdings beneficially owned approximately 15.7% of the outstanding Expedia common stock which represents a 52.2% voting interest in Expedia.

Dividends declared by Expedia

During the three months ended March 31, 2018, Expedia has declared a quarterly cash dividend, and has paid in cash an aggregate amount of $46 million to stockholders of record on each respective record date, of which the Company has received $7 million.  In addition, in April 2018, Expedia declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on June 14, 2018 to stockholders of record as of the close of business on May 24, 2018.

Expedia share repurchases

In February 2015, Expedia’s Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of its common stock. There is no fixed termination date for the repurchases. As of March 31, 2018,  3.2 million shares remain authorized for repurchase under the 2015 authorization. During the three months ended March 31, 2018, Expedia repurchased 1.8 million shares for a total cost of $191 million, excluding transaction costs and the impact of share repurchases as a result of the vesting of equity instruments. Subsequent to the end of the first quarter of 2018 and through April 26, 2018, Expedia repurchased an additional 0.7 million shares for a total cost of $77 million, excluding transactions costs. On April 26, 2018 Expedia announced that its Executive Committee, acting on behalf of its Board of Directors, authorized a repurchase of up to an additional 15 million shares of its common stock and as of that date 17.4 million shares remain authorized for repurchase under the 2015 and 2018 authorizations. There is no fixed termination date for the repurchases.

(5) Assets and Liabilities Measured at Fair Value

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2018			December 31, 2017
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$1,340	130	1,210	682	130	552
Short-term marketable securities	$1,031	—	1,031	469	—	469
Equity securities (1)	$300	300	—	264	264	—
Debt	$386	—	386	398	—	398

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Equity securities are included in the Other assets, net line item in the condensed consolidated balance sheet.

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of March 31, 2018, Cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

Expedia holds time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as Cash equivalents and those with remaining maturities of less than one year are classified within Short-term marketable securities.

   During the first quarter of 2018, we recognized gross unrealized gains related to equity securities of approximately $36 million within Other, net in our condensed consolidated statements of operations. As of December 31, 2017, prior to our adoption of the new guidance for recognition and measurement of financial instruments, the gross unrealized loss was $9 million and was recognized in other comprehensive income.

(6) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Corporate and other	Total
Balance as of January 1, 2018	$15,194	57	15,251
Foreign exchange translation	59	—	59
Balance as of March 31, 2018	$15,253	57	15,310

Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $416 million and $466 million for the three months ended March 31, 2018 and 2017, respectively. Based on its amortizable intangible assets as of March 31, 2018, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2018	$1,221
2019	1,214
2020	732
2021	491
2022	372
Total	$4,030

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7) Long-Term Debt and Capital Lease Obligations

Outstanding debt and capital leases at March 31, 2018 and December 31, 2017 are summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2018	2018	2017
	amounts in millions
Expedia Holdings 1% Exchangeable Senior Debentures due 2047	400	386	398
Expedia 7.456% senior notes due 2018	500	512	519
Expedia 5.95% senior notes due 2020	750	808	814
Expedia 2.5% (€650 million) senior notes due 2022	801	843	823
Expedia 4.5% senior notes due 2024	500	520	520
Expedia 5.0% senior notes due 2026	750	783	784
Expedia 3.8% senior notes due 2028	1,000	990	990
Bodybuilding secured notes	8	8	8
Bodybuilding revolving line of credit due 2020	12	12	10
Capital lease obligations	1	1	1
Total debt and capital lease obligations	$4,722	4,863	4,867
Less portion classified as current		(533)	(538)
Total long-term debt and capital lease obligations		$4,330	4,329

1.0% Exchangeable Senior Debentures

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047 (the “debentures”).  Upon exchange of the debentures, the Company, at its option, may deliver registered shares of Expedia common stock (“EXPE”), cash or a combination of EXPE and cash. Initially, 5.1566 shares of EXPE (the “EXPE Reference Shares”) are attributable to each $1,000 original principal amount of the debentures, representing an initial exchange price of approximately $193.93 for each share of EXPE. A total of approximately 2.1 million shares of Expedia common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2017. The debentures may be redeemed by the Company, in whole or in part, on or after July 5, 2022. Holders of the debentures also have the right to require the Company to purchase their debentures on July 5, 2022.  The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest, plus any final period distribution. The Company has elected to account for the debentures using the fair value option.  The Company estimates the fair value of its debt based on the quoted market price for the same or similar issues or on the current rate offered to it for debt of the same remaining maturities not considered to be trading on active markets (level 2). Accordingly, changes in the fair value of these instruments of $11 million and zero for the three months ended March 31, 2018 and 2017, respectively, are recognized as unrealized gains in the Other, net line item in the condensed consolidated statements of operations.  The Company will make an additional distribution on the debentures if Expedia makes a distribution of cash (an “Excess Regular Cash Dividend”) in excess of $0.28, currently paid by Expedia on the EXPE Reference Shares. Expedia began paying Excess Regular Cash Dividends during the third quarter of 2017. The Company will make additional distributions on the debentures under certain circumstances.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia Outstanding Debt

Expedia 7.456% senior notes due 2018

Expedia has $500 million in registered senior unsecured notes outstanding at March 31, 2018 that are due in August 2018 and bear interest at 7.456% (the “Expedia 7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the Expedia 7.456% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 7.456% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method. As the Expedia 7.456% Notes are due within one year, they have been classified as current as of March 31, 2018.

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at March 31, 2018 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered senior unsecured notes outstanding at March 31, 2018 that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”). The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year. Expedia may redeem the Expedia 2.5% Notes at its option, in whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at March 31, 2018 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expedia 5.0% senior notes due 2026

Expedia has $750 million in registered senior unsecured notes outstanding at March 31, 2018 that are due in February 2026 and bear interest at 5.0% (the "Expedia 5.0% Notes"). The Expedia 5.0% Notes were issued at 99.535% of par. Interest is payable semi-annually in arrears in February and August of each year. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 3.8% senior notes due 2028

Expedia has $1 billion in senior unsecured notes outstanding at March 31, 2018 that are due in February 2028 and bear interest at 3.8% (the "Expedia 3.8% Notes"). The Expedia 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. Expedia may redeem the Expedia 3.8% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 3.8% Notes prior to November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 3.8% Notes on or after November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest.

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

Expedia Credit Facility

As of March 31, 2018, Expedia maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, and expires in February 2021. As of March 31, 2018, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 1.375% and the commitment fee on undrawn amounts at 0.175% as of March 31, 2018. The facility contains covenants including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of March 31, 2018, there were $15 million of outstanding stand-by LOCs issued under the facility.

In addition, one of Expedia’s international subsidiaries maintains a €50 million uncommitted credit facility, which is guaranteed by Expedia and may be terminated at any time by the lender. As of March 31, 2018, there were no borrowings outstanding under this facility.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Bodybuilding Secured Notes

As of March 31, 2018,  Bodybuilding has two outstanding secured notes. Principal and interest payments on the secured notes are payable monthly. One of the secured notes has an interest rate of 4.14% and the other is variable at LIBOR plus 2.50%  (4.19% at March 31, 2018). The maturity dates on the secured notes range from 2019 to 2022. As of March 31, 2018, the total outstanding balance of the secured notes is $8 million.

As of March 31, 2018, Bodybuilding was not in compliance with its financial covenants on its outstanding secured notes.  As a result, the secured notes were classified as current as of March 31, 2018.

Bodybuilding Revolving Line of Credit

As of March 31, 2018,  Bodybuilding has a revolving line of credit (the "Revolver") which is secured by substantially all of Bodybuilding’s assets. The maximum amount allowed under the Revolver was  $50 million. Bodybuilding periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. The Revolver matures on January 20, 2020. The outstanding balance accrued interest at the CB Floating Rate less 1.25%, with a rate option balance that accrued interest at LIBOR plus 1.50%. As of March 31, 2018, the outstanding balance on the Revolver was approximately $12 million subject to an interest rate of 3.30%.  Bodybuilding entered into an amendment with the counterparty on April 9, 2018 whereby the maximum amount allowed under the Revolver was reduced to $25 million and the interest rate was changed to the CB Floating Rate less 1.0%, with a rate option balance that accrues interest at LIBOR plus 1.75%. Additionally, pursuant to the amendment, Bodybuilding does not need to comply with the fixed charge coverage ratio covenant until January 31, 2019.

As of March 31, 2018, Bodybuilding was not in compliance with its fixed charge coverage ratio covenant on the Revolver, but the Company obtained a waiver of default from its lending institution.

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

March 31,
2018
Expedia 7.456% senior notes due 2018	$509
Expedia 5.95% senior notes due 2020	$795
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$843
Expedia 4.5% senior notes due 2024	$507
Expedia 5.0% senior notes due 2026	$775
Expedia 3.8% senior notes due 2028	$933

(1)	Approximately 684 million Euro as of March 31, 2018.

The Company believes that the carrying value of its Revolver and secured notes approximated fair value at March 31,  2018 and December 31, 2017.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Covenant Compliance

Expedia Holdings and Expedia were in compliance with their debt covenants which consist of both financial and non-financial covenants as of March 31, 2018.    See discussion above related to Bodybuilding debt covenant compliance.

(8) Stock-Based Compensation

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to Expedia for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Operating costs and expenses:
Operating expense	$2	5
Selling and marketing	11	18
Technology and content	15	22
General and administrative	23	32
	$51	77

Expedia Holdings Incentive Plan

The Company has granted to certain of its directors and employees restricted stock units (“RSUs”) and options to purchase shares of Expedia Holdings common stock (“Awards”). The Company measures the cost of employee services received in exchange for an equity classified Award based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

The Company has calculated the GDFV for all of its equity classified Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Expedia Holdings common stock and the implied volatility of publicly traded Expedia Holdings options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

There were no options to purchase shares of Series A or Series B common stock granted and no exercise,  forfeiture or cancellation activity for Series B common stock during the three months ended March 31, 2018.

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

			Weighted
			average		Aggregate
			remaining		intrinsic
	Series A	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2018	1,008	$26.32
Granted	—	$—
Exercised	(8)	$23.65
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2018	1,000	$26.34	2.4	years	$14
Exercisable at March 31, 2018	772	$21.99	1.6	years	$14

As of March 31, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $47 thousand. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately one year.

As of March 31, 2018, the Company reserved 1.7 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Expedia – Stock-based Compensation

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, Expedia may grant restricted stock, RSUs, stock options and other stock-based awards to its directors, officers, employees and consultants. Expedia issues new shares to satisfy the exercise or release of stock-based awards.

Expedia’s annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. Expedia’s equity choice program for annual awards allows for the choice of stock options or RSUs, with certain limitations. During the three months ended March 31, 2018, Expedia granted approximately 5 million stock options and 1 million RSUs. The fair value of the stock options granted was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. As of March 31, 2018, Expedia had stock-based awards outstanding representing approximately 23 million shares of its common stock, consisting of options to purchase approximately 20 million shares of its common stock with a weighted average exercise price of $98.64 and weighted average remaining life of 4.9 years and approximately 3 million RSUs.

The stock-based compensation recognized by Expedia Holdings related to Expedia stock options and restricted stock awards was $52 million for the three months ended March 31, 2018.

(9) Commitments and Contingencies

Leases

The Company leases certain warehouse and office space, equipment, furniture and computer software under both capital and noncancelable operating leases that expire at various dates through 2026. The Company is responsible, under all leases, for related building maintenance and property taxes. Certain leases contain periodic rent escalation adjustments

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

and renewal options. Total rental expense was $47 million and $40 million for the three months ended March 31, 2018 and 2017, respectively.

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

Litigation Relating to Occupancy Taxes. Ninety-six lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Fifteen lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-two of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-eight dismissals were based on a finding that Expedia and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $45 million as of March 31, 2018.  It is also reasonably possible that amounts paid in connection with these issues could include up to an additional $57 million related to tax, interest and penalties in one jurisdiction. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved or disclosed cannot be made. Changes to the settlement reserve are included within Legal reserves, occupancy tax and other in the condensed consolidated statements of operations.

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

The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are under review in the Hawaii tax courts. The Hawaii tax court has scheduled trial on the agency hotel and car rental matters for February 4, 2019. On December 29, 2017, the defendant online travel companies filed a motion for partial summary judgment. On January 10, 2018, the Department of Taxation has asked the tax court to stay proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below. The defendants have opposed that request. On February 5, 2018, the tax court granted the motion to stay.

Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The appeals were transferred to the Hawaii Supreme Court which heard argument on the appeals on April 5, 2018. The parties await a ruling. The Hawaii tax court’s decision did not resolve merchant car rental transactions for the tax year 2014, which also remain under review.

San Francisco (Occupancy Tax). During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco and, in May 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.  The California Court of Appeals has lifted the stay for this case and the appeal is proceeding.

Other Jurisdictions. Expedia is also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the United Kingdom, regarding the application of value added tax (“VAT”) to its European Union related transactions as discussed below, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and Expedia’s estimates of additional assessments mentioned above.

Matters Relating to International VAT. Expedia is in various stages of inquiry or audit in multiple European Union jurisdictions,  including the United Kingdom, regarding the application of VAT to Expedia’s European Union related transactions. While Expedia believes it complies with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that it owes additional taxes. In certain jurisdictions,  including the United

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Kingdom, it may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While Expedia believes that it will be successful based on the merits of its positions with regard to the United Kingdom and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that Expedia could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

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

In Europe, investigations or inquiries into contractual parity provisions between hotels and online travel companies, including Expedia, were initiated in 2012, 2013 and 2014 by NCAs in Austria, Belgium, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, Poland, Sweden and Switzerland.  While the ultimate outcome of some of these investigations or inquiries remains uncertain, and Expedia’s circumstances are distinguishable from other online travel companies subject to similar investigations and inquiries, Expedia notes in this context, that on April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they accepted formal commitments offered by Booking.com to resolve and close the investigations against Booking.com in France, Italy and Sweden by Booking.com removing and/or modifying certain rate, conditions and availability parity provisions in its contracts with accommodation providers in France, Italy and Sweden as of July 1, 2015, among other commitments. Booking.com voluntarily extended the geographic scope of these commitments to accommodation providers throughout Europe as of the same date.

With effect from August 1, 2015, certain Expedia entities waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis.  Following the implementation of these waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia entities or a decision not to open an investigation or inquiry involving Expedia entities.  Below are descriptions of additional rate parity-related matters of note in Europe.

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

The Italian competition authority's case closure decision against Booking.com and certain Expedia entities has subsequently been appealed by two Italian hotel trade associations, i.e. Federalberghi and AICA. These appeals remain at an early stage and no hearing date has been fixed.

On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of certain Expedia entities, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that Expedia's current contract terms contained in the agreements between Expedia entities and the Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia entities and did not find an abuse of a dominant market position by Expedia entities. The FCO’s case against Expedia entities’ contractual parity provisions with

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to the Expedia entities to date.

The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision.  The court annulled parity clauses contained in the agreements at issue, ordered the Expedia entities to amend its contracts, and imposed a fine. The Expedia entities have appealed the decision. The appeal will not stay payment of the fine and Expedia has recorded a related reserve.

Hotelverband Deutschland (“IHA”) e.V. (a German hotel association) brought proceedings before the Cologne regional court against Expedia, Expedia.com GmbH and Expedia Lodging Partner Services Sàrl. IHA applied for a ‘cease and desist’ order against these companies in relation to the enforcement of certain rate and availability parity clauses contained in contracts with hotels in Germany. On or around February 16, 2017, the court dismissed IHA’s action and declared the claimant liable for the defendant Expedia entities’ statutory costs.  IHA appealed the decision and, on December 4, 2017, the Court of Appeals rejected IHA’s appeal. The Court of Appeals expressly confirmed that Expedia entities’ MFNs are in compliance both with European and German competition law. While IHA had indicated an intention to appeal the decision to the Federal Supreme Court, it has not lodged an appeal within the applicable deadline, with the consequence that the Court of Appeals judgment has now become final.

A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the United Kingdom) and the European Commission has been established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and certain Expedia entities) in relation to certain parity provisions in their contracts with hotels. The working group issued questionnaires to online travel agencies including certain Expedia entities, metasearch sites and hotels in 2016. The underlying results of the ECN monitoring exercise were published on April 6, 2017.

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

Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association — Forum de Operadores Hoteleiros do Brasil — filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE. In late 2016, Expedia resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand).  More recently however, the Australian NCA reopened its investigation.  Expedia is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.

In addition, regulatory authorities in Europe, Australia, and elsewhere recently initiated market studies, inquiries and investigations into online marketplaces and how information is presented to consumers using those marketplaces, investigating practices such as search results rankings and algorithms, discount claims,  disclosure of charges, and availability and similar messaging.  Expedia is unable to predict the implications of these market studies, inquiries and investigations on Expedia’s business.

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

(10) Segment Information

Expedia Holdings identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings or losses represent 10% or more of Expedia Holdings’ annual pre-tax earnings (losses).

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three months ended March 31, 2018, Expedia Holdings has identified Expedia as its reportable segment. Expedia is a consolidated subsidiary of the Company that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment. Beginning on the date of the Expedia Holdings Split-Off, the Company only includes the results of Expedia, as consolidated, in the segment information reported below.

The results of Bodybuilding are included in the Corporate and other segment for all periods presented.

Expedia Holdings' operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company's Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2017, and the Summary of Significant Accounting Policies updated for the adoption of new accounting guidance in note 2.

Performance Measures

	Three months ended March 31,
	2018		2017
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$2,508	127	2,139	155
Corporate and Other	66	(4)	91	5
	$2,574	123	2,230	160

Other Information

	March 31, 2018
	Total	Capital
	assets	expenditures
	amounts in millions
Expedia	$35,479	192
Corporate and other	281	2
	$35,760	194

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$123	160
Legal reserves, occupancy tax and other	(4)	(21)
Restructuring and related reorganization charges	—	(2)
Stock-based compensation	(51)	(77)
Depreciation and amortization	(479)	(529)
Operating income (loss)	(411)	(469)
Interest expense	(36)	(29)
Other, net	58	(13)
Earnings (loss) before income taxes	$(389)	(511)

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our audited consolidated financial statements for the year ended December 31, 2017.

See note 2 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Explanatory Note

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive"), now known as Qurate Retail, Inc. (“Qurate Retail”) authorized management to pursue a plan to distribute to holders of its then-outstanding Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Qurate Retail's former ownership interest in Expedia Group, Inc. (formerly “Expedia, Inc.”) ("Expedia"), as well as Qurate Retail's former wholly-owned subsidiary Vitalize, LLC (which we refer to as “Bodybuilding”).

The Expedia Holdings Split-Off occurred on November 4, 2016.  Following the Expedia Holdings Split-Off, Expedia Holdings and Qurate Retail operate as separate, publicly traded companies. The Expedia Holdings Split-Off was intended to be tax-free to Qurate Retail and the former stockholders of Liberty Ventures.  In February 2017, the Internal Revenue Service (the “IRS”) completed its review of the Expedia Holdings Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

Overview

Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. We own an approximate 15.7% equity interest and 52.2% voting interest in Expedia as of March 31, 2018.

The financial information herein refers to the consolidation of Bodybuilding and Expedia as "Expedia Holdings," "Consolidated Expedia Holdings," "the Company," "us," "we" and "our" here and in the notes to the condensed consolidated financial statements.

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

Results of Operations—Consolidated

Consolidated Operating Results

General. We provide in the tables below information regarding our consolidated operating results and other income and expense, as well as information regarding the contribution to those items from our reportable segments. The “Corporate and other” category consists of those assets or businesses which do not qualify as a separate reportable segment.

For a more detailed discussion and analysis of the financial results of our principal reportable segment see “Results of Operations – Expedia” below.

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Revenue
Expedia	$2,508	2,139
Corporate and other	66	91
Consolidated Expedia Holdings	$2,574	2,230

Operating income (loss)
Expedia	(404)	(469)
Corporate and other	(7)	—
Consolidated Expedia Holdings	$(411)	(469)

Adjusted OIBDA
Expedia	127	155
Corporate and other	(4)	5
Consolidated Expedia Holdings	$123	160

Revenue

Consolidated Expedia Holdings revenue increased $344 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.

The increase in revenue during 2018 was primarily due to a $369 million increase in revenue from Expedia during the three months ended March 31, 2018. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

The $369 million increase in revenue at Expedia during the three months ended March 31, 2018, as compared to the corresponding period in the prior year, was partially offset by a decrease in Corporate and other revenue of $25 million during the same period due to a decrease in Bodybuilding revenue. The decrease in Bodybuilding revenue during the current year was primarily driven by a 27% decrease in store visits, leading to a decrease in order volumes from the prior year by approximately 24%. In addition there was a 2% reduction in the product average order value. The traffic decline on the retail website is the result of search engine optimization marketing channel declines resulting from algorithmic and ranking changes, combined with a decrease in direct navigation to the retail website as a result of distributed content now available on many social media feeds and increased product discovery on competitor channels such as Amazon.com. Strategic changes to shipping and advertising revenue also contributed to the revenue decrease, as free and flat rate shipping was launched to improve the customer experience.

Operating Income (Loss)

Consolidated Expedia Holdings operating loss decreased $58 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.

Expedia operating loss decreased $65 million during the three months ended March 31, 2018, when compared to the same period in 2017. Expedia’s operating loss for the three months ended March 31, 2018 includes $239 million of operating losses due to acquisition accounting adjustments. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

Corporate and other operating loss increased by $7 million during the three months ended March 31, 2018, when compared to the same period in 2017, due to corporate overhead and personnel costs, and increased operating loss at Bodybuilding. Bodybuilding’s operating loss increased for the three months ended March 31, 2018 as compared to the corresponding period in the prior year, primarily as a result of a $25 million decline in revenue, as discussed above, partially offset by a $16 million decrease in operating expenses. The decrease in Bodybuilding’s operating expense was primarily due to a $14 million decrease in cost of goods sold during the three months ended March 31, 2018, as compared to the corresponding period in the prior year as a result of a decrease in product sales and Bodybuilding's ability to cost effectively source products. Additionally, Bodybuilding's operating expenses decreased $2 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year, driven by lower personnel and variable costs associated with orders, and lower merchant processing fees.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative expense (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for operating income (loss), net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) before income taxes.

Consolidated Expedia Holdings Adjusted OIBDA decreased $37 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.

Expedia Adjusted OIBDA decreased $28 million during the three months ended March 31, 2018, when compared to the corresponding period in 2017. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s stand alone results.

Additionally, corporate and other Adjusted OIBDA decreased $9 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, due to corporate expenses incurred by the Company under the services and facilities sharing agreements with Liberty Media Corporation as well as other legal and other professional expenses during the three months ended March 31, 2018.  Bodybuilding Adjusted OIBDA decreased for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, primarily as a result of the revenue and operating expense fluctuations discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Interest expense
Expedia	$(34)	(27)
Corporate and other	(2)	(2)
Consolidated Expedia Holdings	$(36)	(29)

Other, net
Expedia	$47	(13)
Corporate and other	11	—
Consolidated Expedia Holdings	$58	(13)

Interest expense

Consolidated Expedia Holdings interest expense increased $7 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase in 2018 was primarily due to the Expedia 3.8% senior notes due 2028 that were issued in September 2017.

Other, net

Other, net increased $71 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year primarily due to a $36 million gain on equity securities in the current year related to the adoption of the new guidance for recognition and measurement of financial instruments that would have previously been recognized through other comprehensive income, a $12 million gain on the Expedia Holdings 1% Exchangeable Senior Debentures due 2047 that were not outstanding as of March 31, 2017, a decrease in foreign exchange rate losses of $16 million, and an increase in interest income of $5 million at Expedia related to higher average cash balances and to a lesser extent higher rates of return.

Income tax benefit (expense)

We had an income tax benefit of $65 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, the effective tax rate is less than the U.S. statutory tax rate of 21% due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate, partially offset by changes in unrecognized tax benefits.  We had an income tax benefit of $154 million for the three months ended March 31, 2017. For the three months ended March 31, 2017, the effective tax rate was less than the U.S. statutory tax rate of 35% due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, partially offset by changes in unrecognized tax benefits.

Net earnings (losses)

We had net losses of $324 million and $357 million for the three months ended March 31, 2018 and 2017, respectively. The change in net loss was the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Material Changes in Financial Condition

As of March 31, 2018, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, cash generated by Bodybuilding’s operating activities (to the extent such cash exceeds the working capital needs of the subsidiary and is not otherwise restricted), proceeds from asset sales, outstanding debt facilities, debt and equity issuances and dividend and interest receipts.

Under Expedia’s merchant model, Expedia receives cash from travelers at the time of booking, which are recorded in the consolidated balance sheets as deferred merchant bookings. Expedia pays its airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but Expedia is liable for the full value of such transactions until the flights are completed. For most other merchant bookings, primarily Expedia’s merchant hotel business, Expedia generally pays after the travelers’ use and, in some cases, subsequent to the billing from the hotel suppliers. Therefore, Expedia generally receives cash from the traveler prior to paying its supplier, and this operating cycle represents a working capital source of cash. Additionally, seasonal fluctuations in Expedia’s merchant hotel bookings affect the timing of its annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative.

As of March 31, 2018 the Company had a cash balance of $3,543 million. Approximately $3,423 million of the cash balance is held by Expedia. Although we have an approximate 52.2% voting interest in Expedia as of March 31, 2018, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 15.7% economic interest in Expedia as of March 31, 2018. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. Even upon consolidation of Expedia, we do not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of March 31, 2018,  the total cash and cash equivalents and short-term investments held outside the United States was $1.3 billion ($1.0 billion in wholly-owned foreign subsidiaries and $276 million in majority-owned subsidiaries).

As of March 31, 2018, Expedia has $1.5 billion available for borrowing under its revolving credit facility. As of March 31, 2018, the Company has a corporate cash balance of approximately $119 million.

Expedia Holdings does not have a debt rating. As of March 31, 2018,  Bodybuilding was not in compliance with the fixed charge coverage ratio covenant of the Bodybuilding Revolving Credit Line, but obtained a waiver of default from its lending institution. In addition, Bodybuilding was not in compliance with the financial covenants of Bodybuilding’s outstanding secured notes. Bodybuilding’s secured notes were reclassified to current as of March 31, 2018.

Expedia Holdings and Expedia were in compliance with their debt covenants as of March 31, 2018.

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Cash flow information
Expedia net cash provided (used) by operating activities	$1,676	1,687
Corporate and other net cash provided (used) by operating activities	—	4
Net cash provided (used) by operating activities	$1,676	1,691
Expedia net cash provided (used) by investing activities	$(728)	(950)
Corporate and other net cash provided (used) by investing activities	(2)	(2)
Net cash provided (used) by investing activities	$(730)	(952)
Expedia net cash provided (used) by financing activities	$(236)	(48)
Corporate and other net cash provided (used) by financing activities	8	5
Net cash provided (used) by financing activities	$(228)	(43)
Effect of foreign exchange rate changes on cash and cash equivalents	$17	31

During the three months ended March 31, 2018, our Corporate and other primary source of cash was dividends received from Expedia of approximately $7 million. Our Corporate and other primary use of cash was capital expenditures of $2 million. This use of cash was funded by cash on hand and cash provided by operating activities.

During the three months ended March 31, 2017, our Corporate and other primary sources of cash were $4 million due to option exercises and dividends received from Expedia of approximately $6 million. Our Corporate and other primary uses of cash were Bodybuilding net debt repayments of $5 million. This use of cash was funded by cash on hand and cash provided by operating activities.

The projected use of our cash will be continued investment in the growth of the Bodybuilding business and potential additional investments in new or existing businesses.

During the three months ended March 31, 2018, Expedia’s primary uses of cash included net $867 million cash invested in short-term marketable securities, $192 million in capital expenditures, $202 million in share repurchases and $46 million of cash dividends paid (including $7 million paid to Expedia Holdings). These uses of cash were funded by cash on hand, cash provided by operating activities, cash provided by the exercise of options and employee stock purchase plans.

The $17 million effect of foreign exchange rate changes on cash and cash equivalents during the three months ended March 31, 2018 reflects appreciations of foreign currencies during the period.

Expedia’s ongoing investments include but are not limited to improvements in infrastructure, which include its servers, networking equipment and software, release improvements to its software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, Expedia began its expansion into the cloud computing environment. While cloud computing expenses are expected to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to Expedia’s data centers over time. Expedia’s future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of its business strategy. Expedia currently estimates its new headquarters will cost approximately $800 million to $900 million with final estimates contingent on completion of design plans and final determination of completed office space required in the initial build out. Of the total approximately $30 million was spent in 2016 and approximately $70 million in 2017. Expedia plans to make significant progress on its corporate headquarters building in the coming year, spending approximately $230 million in 2018, with approximately $30 million spent in the first quarter of 2018, followed by nearly $450 million in 2019, when Expedia expects to begin to move into the campus.

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

As of March 31, 2018, we own an approximate 15.7% equity interest and 52.2% voting interest in Expedia. Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of EXPE and Expedia class B common stock owned by Qurate Retail. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (May 4, 2018, the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone, Leslie Malone, Qurate Retail and the Company. On March 6, 2018, the Company, Qurate Retail, Mr. Malone, Mrs. Malone and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as listed in the Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date will occur, and the Transaction Agreement together with certain Subject Instruments will terminate, on May 4, 2019.

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

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings. The amounts included in the table below represent Expedia's stand-alone results for the three months ended March 31, 2018 and 2017.

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Revenue	$2,508	2,189
Operating expenses, excluding stock-based compensation	(2,381)	(1,984)
Adjusted OIBDA	127	205
Depreciation and amortization	(239)	(208)
Stock-based compensation	(50)	(47)
Legal reserves, occupancy tax and other	(3)	(21)
Restructuring and related reorganization charges	—	(2)
Operating income (loss)	(165)	(73)
Other income (expense), net	(4)	(58)
Earnings (loss) before income taxes	(169)	(131)
Income tax benefit (expense)	20	47
Net earnings (loss)	(149)	(84)
Less: net earnings (loss) attributable to noncontrolling interest	(12)	2
Net earnings (loss) attributable to Expedia shareholders	$(137)	(86)

Expedia had net losses of approximately $149 million and $84 million for the three months ended March 31, 2018 and 2017, respectively.

Expedia's revenue increased $319 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase in 2018 was primarily driven by growth in the Expedia’s Core Online Travel Companies (“Core OTA”), including growth at Brand Expedia, Hotels.com and Expedia Partner Solutions (“EPS”), as well as growth at HomeAway.

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Product and Service Type:
Lodging	$1,612	1,400
Air	242	217
Advertising and media (1)	282	257
Other	372	315
Total revenue	$2,508	2,189

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

Lodging revenue, which includes hotel and HomeAway revenue, increased 15% for the three months ended March 31, 2018, compared to the same period in 2017, driven by growth at Hotels.com, EPS, Brand Expedia and HomeAway. Room nights stayed increased 15% while revenue per room night was flat in the first quarter of 2018.

Worldwide air revenue increased 11% for the three months ended March 31, 2018, compared to the same period in 2017, on a 10% increase in revenue per ticket augmented by a 1% increase in air tickets sold. Air revenue growth included an approximately 3.5% benefit due to an accounting change related to revenue classification of certain fees, which were previously recorded as a contra-revenue but now classified as cost of revenue.

Advertising and media revenue increased 10% for the three months ended March 31, 2018, compared to the same period in 2017, due to 10 percentage points of positive impact from foreign exchange rates as well as continued growth in Expedia Group Media Solutions, partially offset by a decline in local currency revenue at trivago. All other revenue, which includes car rental, destination services and fee revenue related to Expedia’s corporate travel business, increased by 18% for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to growth in car rental and travel insurance products.

In addition to the above service category revenue discussion, Expedia’s revenue by business model is as follows:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Revenue by business model
Merchant	$1,334	1,176
Agency	658	571
Advertising and media	282	257
HomeAway	234	185
Total revenue	$2,508	2,189

Merchant revenue increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. Agency revenue increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the growth in agency hotel and air. HomeAway revenue increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to growth in transactional revenue of approximately 70%, driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 30%.

The increase in revenue (described above) during the three months ended March 31, 2018 was impacted by a $397 million increase in operating expenses, a $31 million increase in depreciation and amortization expense, a $3 million increase in stock-based compensation expense and a $27 million decrease in income tax benefit, partially offset by a $18 million decrease in legal reserves, occupancy tax and other, and a  $2 million decrease in restructuring and related reorganization charges,  all described below.

The increase in operating expenses during 2018 was primarily due to a $246 million increase in selling and marketing expense during the three months ended March 31,  2018, as compared to the same period in the prior year, driven by increases of $186 million of direct costs, including online and offline marketing expenses. trivago, HomeAway, and Core OTA accounted for the majority of the total direct cost increases. Additionally, technology and content expenses increased $74 million compared to the same period in 2017, due to increased personnel and overhead due to growth at HomeAway and investments in Expedia’s ecommerce platform, as well as inorganic impact from several acquisition in the prior year. Additionally, the increase in cost of service revenue during 2018 was driven by $35 million of higher data center, cloud and other costs as well as $33 million of higher customer operations expenses during the three months ended March 31, 2018, as compared to the same period in the prior year.

The increase in depreciation and amortization during 2018 was primarily due to increased depreciation and amortization of technology and data center assets, and increased amortization of intangible assets during the period related to new business acquisitions.

Stock-based compensation remained relatively consistent during the three months ended March 31, 2018 as compared to the same period in 2017.

Legal reserves, occupancy tax and other consists of changes in Expedia’s reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves. The amounts in the three months ended March 31, 2018, related to changes in Expedia’s reserve related to hotel occupancy and other taxes.

Expedia recognized no restructuring and related charges in the three months ended March 31, 2018 and $2 million during the same period in 2017.

Other expense, net was primarily attributable to $51 million and $43 million of interest expense recognized during the three months ended March 31, 2018 and 2017,  respectively. Other expense, net also includes $2 million and $20 million of foreign exchange rate losses during the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018, the effective tax rate was 12.0%, compared to a 35.6% for the three months ended March 31, 2017 with the decline primarily driven by the Tax Act and a decline in the recognition of excess tax benefits.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings:

	Three months ended March 31, 2018
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,508	—	2,508
Operating expenses, excluding stock-based compensation	(2,381)	—	(2,381)
Adjusted OIBDA	127	—	127
Depreciation and amortization	(239)	(237)	(476)
Stock-based compensation	(50)	(2)	(52)
Other operating income (expenses)	(3)	—	(3)
Operating income (loss)	$(165)	(239)	(404)

	Three months ended March 31, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,189	(50)	2,139
Operating expenses, excluding stock-based compensation	(1,984)	—	(1,984)
Adjusted OIBDA	205	(50)	155
Depreciation and amortization	(208)	(315)	(523)
Stock-based compensation	(47)	(31)	(78)
Other operating income (expenses)	(23)	—	(23)
Operating income (loss)	$(73)	(396)	(469)

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

As of March 31, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$4,301	4.65%
Corporate and Other	$15	3.46%	$406	1.04%

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

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in Other, net. As of March 31, 2018, Expedia had a net forward asset of $13 million included in Other current assets.  Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing its foreign exchange risk is to reduce to the extent practicable its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

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

During the three months ended March 31, 2018 and 2017, Expedia recorded net foreign exchange rate losses of approximately $2 million and $20 million, respectively.  As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, and principal accounting and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Bodybuilding are party to legal proceedings and claims involving property, occupancy taxes, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. There are no material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2017 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018,  1,077 shares of Series A Expedia Holdings common stock and no shares of Series B Expedia Holdings common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Letter Agreement, dated as of March 6, 2018, by and among Liberty Expedia, Liberty Interactive, Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-37938)).

10.2	Amendment, dated March 14, 2018 relating to certain Liberty Expedia incentive plans.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*      Filed herewith

**    Furnished herewith

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY EXPEDIA HOLDINGS, INC.

Date: May 2, 2018	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: May 2, 2018	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2