Form 10-Q
period 2018-06-30
Liberty Expedia Holdings, Inc.
filed 2018-08-02
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of July 16, 2018 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,446,795	2,830,174

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,193	2,961
Accounts receivable, net	2,363	1,871
Short-term marketable securities	1,491	469
Prepaid expenses	304	257
Other current assets	584	113
Total current assets	7,935	5,671
Property and equipment, at cost	1,319	1,254
Accumulated depreciation	(389)	(303)
	930	951
Intangible assets not subject to amortization:
Goodwill	15,190	15,251
Tradenames	6,228	6,256
	21,418	21,507
Intangible assets subject to amortization, net	4,510	5,010
Other assets, net	761	829
Total assets	$35,554	33,968

Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,811	1,838
Accounts payable, other	922	713
Accrued liabilities	714	1,285
Deferred merchant bookings	6,106	3,219
Deferred revenue	462	329
Current portion of debt (note 7)	523	538
Other current liabilities	9	30
Total current liabilities	10,547	7,952
Long-term debt and capital lease obligations, net, including $396 million and $398 million measured at fair value (note 7)	4,291	4,329
Deferred income tax liabilities	2,049	2,155
Other long term liabilities	462	430
Total liabilities	17,349	14,866
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,446,638 and 54,438,883 at June 30, 2018 and December 31, 2017, respectively	1	1
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,830,174 and 2,830,174 at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	364	370
Accumulated other comprehensive earnings (loss), net of taxes	43	59
Retained earnings	2,108	2,179
Total stockholders' equity	2,516	2,609
Noncontrolling interests in equity of subsidiaries	15,689	16,493
Total equity	18,205	19,102
Commitments and contingencies (note 8)
Total liabilities and equity	$35,554	33,968

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions,
	except per share amounts
Service revenue	$2,880	2,573	5,388	4,712
Product revenue	60	73	126	164
Total revenue, net (note 2)	2,940	2,646	5,514	4,876
Operating costs and expenses:
Selling and marketing (1)	1,537	1,439	3,050	2,715
Cost of service revenue	472	414	932	814
Technology and content (1)	276	231	553	459
Cost of goods sold (exclusive of depreciation shown separately below)	45	56	93	121
General and administrative (1)	194	172	393	344
Other operating expense (1)	5	6	10	12
Depreciation and amortization	474	557	953	1,086
Legal reserves, occupancy tax, restructuring and related reorganization charges and other	1	13	5	36
	3,004	2,888	5,989	5,587
Operating income (loss)	(64)	(242)	(475)	(711)
Other income (expense):
Interest expense	(35)	(30)	(71)	(59)
Other, net	(79)	(35)	(21)	(48)
	(114)	(65)	(92)	(107)
Earnings (loss) before income taxes	(178)	(307)	(567)	(818)
Income tax (expense) benefit	46	82	111	236
Net earnings (loss)	(132)	(225)	(456)	(582)
Less net earnings (loss) attributable to the noncontrolling interests	(105)	(172)	(385)	(471)
Net earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(27)	(53)	(71)	(111)
Basic net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 3)	$(0.47)	(0.93)	(1.22)	(1.95)
Diluted net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 3)	$(0.47)	(0.93)	(1.22)	(1.95)

(1) Includes stock compensation as follows:
Selling and marketing	$13	8	24	26
Technology and content	17	12	32	34
General and administrative	20	18	43	50
Other operating expense	3	2	5	7

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Net earnings (loss)	$(132)	(225)	(456)	(582)
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	(209)	393	(107)	488
Other comprehensive earnings (loss)	(209)	393	(107)	488
Comprehensive earnings (loss)	(341)	168	(563)	(94)
Less comprehensive earnings (loss) attributable to the noncontrolling interest	(288)	218	(477)	(54)
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(53)	(50)	(86)	(40)

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(456)	(582)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	953	1,086
Stock-based compensation	104	117
Realized (gain) loss on foreign currency forwards	(16)	(7)
(Gain) loss on equity securities	61	—
Deferred income tax expense (benefit)	(92)	(188)
Other noncash charges (credits), net	70	(21)
Changes in operating assets and liabilities
Current and other assets	(570)	(499)
Payables and other liabilities	2,434	2,486
Net cash provided (used) by operating activities	2,488	2,392
Cash flows from investing activities:
Capital expended for property and equipment and capitalized software	(414)	(362)
Purchases of short-term marketable securities and other investments	(1,669)	(991)
Sales of short-term marketable securities	624	175
Net settlement of foreign currency forward contracts	—	7
Other, net	22	(136)
Net cash provided (used) by investing activities	(1,437)	(1,307)
Cash flows from financing activities:
Borrowings of debt	128	562
Repayments of debt	(127)	(525)
Shares issued by subsidiary	67	137
Shares repurchased by subsidiary	(426)	(114)
Dividends paid by subsidiary	(77)	(72)
Proceeds from exercise of equity awards and employee stock purchase plan	—	5
Taxes paid in lieu of shares issued for stock-based compensation	—	(8)
Other financing activities, net	(8)	(11)
Net cash provided (used) by financing activities	(443)	(26)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(106)	97
Net increase (decrease) in cash, cash equivalents and restricted cash	502	1,156
Cash, cash equivalents and restricted cash at beginning of period	3,031	1,872
Cash, cash equivalents and restricted cash at end of period	$3,533	3,028

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2018

					Accumulated
				Additional	other
	Preferred	Common stock		paid-in	comprehensive	Retained	Noncontrolling
	stock	Series A	Series B	capital	earnings (loss)	earnings	interests	Total equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	370	59	2,179	16,493	19,102
Net earnings (loss)	—	—	—	—	—	(71)	(385)	(456)
Other comprehensive income (loss)	—	—	—	—	(15)	—	(92)	(107)
Stock compensation	—	—	—	17	—	—	91	108
Proceeds from exercise of equity instruments in subsidiary	—	—	—	(38)	—	—	105	67
Stock repurchases by subsidiary	—	—	—	17	—	—	(443)	(426)
Dividends paid by subsidiary	—	—	—	—	—	—	(77)	(77)
Taxes paid in lieu of shares issued for stock-based compensation	—	—	—	(2)	—	—	—	(2)
Adoption of new accounting guidance	—	—	—	—	(1)	—	(12)	(13)
Other	—	—	—	—	—	—	9	9
Balance at June 30, 2018	$—	1	—	364	43	2,108	15,689	18,205

See accompanying notes to condensed consolidated financial statements.

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

The reorganization agreement between Qurate Retail and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Qurate Retail with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between

Qurate Retail and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings shares office space with Qurate Retail and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $1 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $2 million and $2 million for the six months ended June 30, 2018 and 2017, respectively, was reimbursable to Liberty Media.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for its hotel business and can be several months or more for its vacation rental business. Historically, HomeAway, Inc. (“HomeAway”), has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia’s variable cost of revenue and direct sales and marketing costs, which it typically realizes in closer alignment to booking volumes, and the more stable nature of its fixed costs. Furthermore, operating profits for Expedia’s primary advertising business, trivago N.V. (“trivago”),  have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as they typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia’s international operations, advertising business or a change in its product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends, including trivago’s recent changing marketplace dynamics.

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

The impact of the new guidance to our consolidated financial statements was not meaningful as of and for the three and six months ended June 30, 2018.

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

Recognition and Measurement of Financial Instruments. As of January 1, 2018, the Company adopted new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The most significant impact for the Company is with respect to the requirement that minority equity investments with readily determinable fair values, must be carried at fair value with changes in fair value recorded through net income. Previously such investments designated as available for sale were recorded at fair value with changes in fair value recorded through other comprehensive income. The Company elected to prospectively account for minority investments without readily determinable fair values at cost, with observable price changes reflected through net income.  In addition, a portion of the unrealized gain (loss) recognized on the Company’s exchangeable debt accounted for at fair value is now presented in other comprehensive income as it relates to instrument specific credit risk, however this impact was not material to the overall financial statements for the three and six month periods ended June 30, 2018. The Company recorded an immaterial decrease to non-controlling interest in equity of subsidiaries, and increase to accumulated other comprehensive income (loss) (“AOCI”) related to an unrealized loss, net of tax.

Statement of Cash Flows. As of January 1, 2018, the Company adopted the new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. Upon adoption, we retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a slight working capital benefit in prepaid expenses and other assets within operating activities in the six months ended June 30, 2017. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or the Company’s intention to use the cash for a specific purpose. Expedia’s restricted cash primarily relates to certain traveler deposits and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$3,193	$2,961
Restricted cash included within other current assets	336	69
Restricted cash included within other assets	4	1
Total cash, cash equivalents and restricted cash and cash equivalents in the condensed consolidated statement of cash flows	$3,533	$3,031

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

The Company elected to early adopt the new guidance during the first quarter of 2018, which resulted in the reclassification of the income tax effect of the Tax Act from AOCI to retained earnings in order to reflect the tax effects of items within AOCI at the appropriate tax rate. As a result, the Company recorded an immaterial increase to retained earnings and non-controlling interest in equity of subsidiaries, and a  reduction to AOCI as of January 1, 2018. Our policy is to release income tax effects from AOCI based on the tax effects of amounts reclassified from AOCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in AOCI is released following a portfolio approach.

Definition of a Business. As of January 1, 2018, the Company adopted the new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Upon adoption, the standard impacts how the Company assesses acquisitions (or disposals) of assets or businesses.

Non-employee Share-Based Payment Arrangements. In June 2018, the FASB issued new guidance related to accounting for share-based payments with non-employees. The updated guidance substantially aligns the accounting requirements of share-based payment awards to non-employees with those of employees. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt the new guidance in the second quarter of 2018, which requires us to reflect any adjustments as of January 1, 2018, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the change in the measurement objective and the associated measurement date for all non-employee share-based payment awards to the grant-date fair value. Prior to adoption, non-employee awards were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured. Additionally, the measurement date was previously determined by the earlier of the date at which either (1) a commitment for performance by the non-employee to earn the equity instruments was reached or (2) the non-employee’s performance was complete. Typically, the measurement date was delayed until performance was complete, which led to the non-employee awards being remeasured or “marked to market” each reporting period until they were vested. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2018, and had no impact on the Company’s previously reported quarterly results for the three months ended March 31, 2018.

Recent Accounting Pronouncements Not Yet Adopted

Leases. In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt this guidance on January 1, 2019. Companies are required to use a modified retrospective approach to adopt this guidance and have an option not to adjust the comparative periods presented.  The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

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

Hedge Accounting.  In August 2017, the FASB amended the existing accounting guidance for hedge accounting. The amendments require expanded hedge accounting for both non-financial and financial risk components and refine the measurement of hedge results to better reflect an entity's hedging strategies. The new guidance also amends the presentation and disclosure requirements on a prospective basis as well as changes how entities assess hedge effectiveness. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition method with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Significant Accounting Policies

Below are the significant accounting policies updated during 2018 as a result of the recently adopted accounting policies noted above. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Expedia recognizes revenue upon transfer of control of its promised services in an amount that reflects the consideration it expects to be entitled to in exchange for those services.

For Expedia’s primary transaction-based revenue sources, discussed below, it has determined net presentation (that is, the amount billed to a traveler less the amount paid to a supplier) is appropriate for the majority of its revenue transactions as the supplier is primarily responsible for providing the underlying travel services and Expedia does not control the service provided by the supplier to the traveler.

The following table disaggregates revenue by major source:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
	(in millions)
Business Model:
Merchant	$1,532	2,866
Agency	777	1,435
Advertising and media	274	556
HomeAway	297	531
Other (1)	60	126
Total revenue	$2,940	5,514

Product and Service Type:
Lodging	1,992	3,604
Air	223	465
Advertising and media	274	556
Other (2)	451	889
Total revenue	$2,940	5,514

______________________________

(1)	Other is comprised of Bodybuilding revenue.
(2)

Other includes car rental, insurance, destination services, cruise and fee revenue related to Expedia’s corporate travel business, among other revenue streams, none of which are individually material, as well as Bodybuilding revenue.

Expedia offers traditional travel services on a stand-alone and package basis generally either through the merchant or the agency business model. Under the merchant model, Expedia facilitates the booking of hotel rooms, airline seats, car rentals and destination services from its travel suppliers and Expedia is the merchant of record for such bookings. Under the agency model, Expedia passes reservations booked by the traveler to the relevant travel supplier and the travel supplier serves as the merchant of record for such bookings. Expedia receives commissions or ticketing fees from the travel supplier and/or traveler. For certain agency airline, hotel and car transactions, Expedia also receives fees through global distribution systems (“GDS”) that provide the computer systems through which the travel supplier inventory is made available and through which reservations are booked. Under the advertising model, Expedia offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on trivago and its transaction-based websites. Expedia’s HomeAway business facilitates vacation rental bookings and provides listing and other ancillary services to property owners and managers.

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

HomeAway. HomeAway’s lodging revenue is generally earned on a pay-per-booking or pay-per-subscription basis. Pay-per-booking arrangements are commission-based where rental property owners and managers bear the inventory risk, have latitude in setting the price and compensate HomeAway for facilitating bookings with travelers. Under pay-per booking arrangements, each booking is a separate contract as listings are typically cancelable at any time and the related revenue, net of amounts paid to property owners, is recognized at check in, which is the point in time when HomeAway’s service to the traveler is complete. In pay-per-subscription contracts, property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). As the performance obligation is the listing service and is provided to the property owner or manager over the life of the listing period, the pay-per-subscription revenue is recognized on a straight-line basis over the listing period. HomeAway also charges a traveler service fee at the time of booking. The service fee charged to travelers provides compensation for HomeAway’s services, including but not limited to the use of HomeAway’s website, and a “Book with Confidence Guarantee” providing travelers with comprehensive payment protection and 24/7 traveler support. The performance obligation is to facilitate the booking of a property and assist travelers through their check-in process and, as such, the traveler service fee revenue is recognized at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when Expedia provides the service.

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

Deferred Merchant Bookings. Expedia classifies cash payments received in advance of its performance obligations as deferred merchant bookings. At January 1, 2018, $3.2 billion of cash advance cash payments was reported within deferred merchant bookings, of which $2.7 billion was recognized, resulting in $391 million of revenue during the six months ended June 30, 2018. At June 30, 2018, the related balance was $5.4 billion.

Travelers enrolled in Expedia’s internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, Expedia defers the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, Expedia uses an adjusted market assessment approach and considers the redemption values expected from the traveler. Expedia then estimates the number of rewards that will not be redeemed based on historical activity in its members' accounts as well as statistical modeling techniques. Revenue is recognized when Expedia has satisfied its performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At January 1, 2018, $619 million of deferred loyalty rewards was reported within deferred merchant bookings, $324 million of which was recognized as revenue during the six months ended June 30, 2018. At June 30, 2018, the related balance was $663 million.

Deferred Revenue. Deferred revenue primarily consists of HomeAway's traveler service fees received on bookings where Expedia is not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At January 1, 2018, $326 million was recorded as deferred revenue, $230 million of which was recognized as revenue during the six months ended June 30, 2018. At June 30, 2018, the related balance was $460 million.

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

Practical Expedients and Exemptions. Expedia has used the portfolio approach to account for its loyalty points as the rewards programs share similar characteristics within each program in relation to the value provided to the traveler and their breakage patterns. Using this portfolio approach is not expected to differ materially from applying the guidance to individual contracts. However, Expedia will continue to assess and refine, if necessary, how a portfolio within each rewards program is defined.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	number of shares in millions
Basic WASO	57	57	58	57
Potentially dilutive shares (1)	—	1	—	1
Diluted WASO	57	58	58	58

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Excluded from diluted EPS for the three and six months ended June 30, 2018 and 2017, are less than a million potential common shares, because their inclusion would be anti-dilutive.

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

We began consolidating Expedia as of the completion of the Expedia Holdings Split-Off on November 4, 2016, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.  As of June 30, 2018, Expedia Holdings beneficially owned approximately 15.8% of the outstanding Expedia common stock which represents a 52.4% voting interest in Expedia.

Dividends declared by Expedia

During the six months ended June 30, 2018, Expedia has declared quarterly cash dividends, and has paid in cash an aggregate amount of $91 million to stockholders of record on each respective record date, of which the Company has received $14 million. In addition, in July 2018, Expedia declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on September 13, 2018 to stockholders of record as of the close of business on August  23, 2018.

Expedia share repurchases

In February 2015, Expedia’s Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of its common stock. In April 2018, Expedia’s Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of an additional 15 million shares of its common stock. During the six months ended June 30, 2018, Expedia repurchased through open market transactions, 3.7 million shares for a total cost of $409 million, excluding transaction costs and the impact of share repurchases as a result of the vesting of equity instruments. As of June 30, 2018 there were approximately 16.2 million shares remaining authorized for repurchase under the 2015 and 2018 authorizations. There is no fixed termination date for the repurchases. Subsequent to the end of the second quarter, Expedia repurchased an additional 0.3 million shares for a total cost of $42 million, excluding transactions costs.

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2018			December 31, 2017
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$995	158	837	682	130	552
Short-term marketable securities	$1,491	—	1,491	469	—	469
Equity securities (1)	$201	201	—	264	264	—
Debt	$396	—	396	398	—	398

(1)	Equity securities are included in the Other assets, net line item in the condensed consolidated balance sheet.

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of June 30, 2018, Cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

Expedia holds time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as Cash equivalents and those with remaining maturities of less than one year are classified within Short-term marketable securities.

   During the six months ended June 30, 2018, we recognized gross unrealized losses related to equity securities of approximately $62 million within Other, net in our condensed consolidated statements of operations. As of December 31, 2017, prior to our adoption of the new guidance for recognition and measurement of financial instruments, the gross unrealized loss was $9 million and was recognized in other comprehensive income.

(6) Goodwill and Other Intangible Assets

Goodwill and Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Corporate and other	Total
Balance as of January 1, 2018	$15,194	57	15,251
Foreign exchange translation	(61)	—	(61)
Balance as of June 30, 2018	$15,133	57	15,190

At December 31, 2017 a goodwill impairment was recognized for trivago, one of the Company’s reporting units, which resulted in the carrying value approximating fair value as of that date. As of June 30, 2018, the carrying value of the trivago reporting unit goodwill and tradenames was approximately $1.4 billion and $1.1 billion, respectively. trivago’s business environment is a highly competitive and volatile market and based on current results they may not realize their long-term forecast. The Company continues to monitor the performance of the business versus the long-term forecast, among other relevant considerations, to determine if any impairments exist. During the second quarter, trivago announced negative guidance related to revenue and profitability goals which resulted in a decrease in its trading value. As a result of these pressures,  trivago’s management has continued to refine their business strategy throughout the quarter in order to address the highly competitive and volatile business environment but there are no guarantees that such efforts will result in trivago meeting their long-term forecast or recovering the decreases in its trading value.  Accordingly, the Company believes the reporting unit is at an elevated risk of impairment.  Management of trivago is currently working through an annual budgeting and planning process.  Declines in the future revenue outlook, cash flows, or other factors could result in a sustained decrease in trading value that may result in a determination that an impairment adjustment is required, which could be material. If an impairment charge is necessary, the impact to Liberty Expedia shareholders is diminished as a large portion would be attributable to the non-controlling interest due to the ownership structure of Expedia and their ownership structure of trivago.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $427 million and $493 million for the three months ended June 30, 2018 and 2017, respectively, and $843 million and $959 million for the six months ended June 30, 2018 and 2017, respectively.  Based on its amortizable intangible assets as of June 30, 2018, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2018	$817
2019	1,214
2020	732
2021	491
2022	372

(7) Long-Term Debt and Capital Lease Obligations

Outstanding debt and capital leases at June 30, 2018 and December 31, 2017 are summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2018	2018	2017
	amounts in millions
Expedia Holdings 1% Exchangeable Senior Debentures due 2047	400	396	398
Expedia 7.456% senior notes due 2018	500	506	519
Expedia 5.95% senior notes due 2020	750	802	814
Expedia 2.5% (€650 million) senior notes due 2022	759	797	823
Expedia 4.5% senior notes due 2024	500	519	520
Expedia 5.0% senior notes due 2026	750	782	784
Expedia 3.8% senior notes due 2028	1,000	990	990
Bodybuilding secured notes	8	8	8
Bodybuilding revolving line of credit due 2020	13	13	10
Capital lease obligations	1	1	1
Total debt and capital lease obligations	$4,681	4,814	4,867
Less portion classified as current		(523)	(538)
Total long-term debt and capital lease obligations		$4,291	4,329

1.0% Exchangeable Senior Debentures

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047 (the “debentures”).  Upon exchange of the debentures, the Company, at its option, may deliver registered shares of Expedia common stock (“EXPE”), cash or a combination of EXPE and cash. Initially, 5.1566 shares of EXPE (the “EXPE Reference Shares”) are attributable to each $1,000 original principal amount of the debentures, representing an initial exchange price of approximately $193.93 for each share of EXPE. A total of approximately 2.1 million shares of Expedia common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, and commenced on September 30, 2017. The debentures may be redeemed by the Company, in whole or in part, on or after July 5, 2022. Holders of the debentures also have the right to require the Company to purchase their debentures on July 5, 2022.  The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest, plus any final period distribution. The Company has elected to account for the debentures using the fair value option.  The Company estimates the fair value of its debt based on the quoted market price for the same or similar issues or on the current rate offered to it for debt of the same remaining maturities not considered to be trading on active markets (level 2). Accordingly, changes in the fair value of these instruments of $5 million and zero for the three months ended June 30, 2018 and 2017, respectively, are recorded as unrealized losses, and $6 million and zero for the six months ended June 30, 2018 and 2017, respectively, are recognized as unrealized gains, in the Other, net line item in the condensed consolidated statements of operations.  The Company will make an additional distribution on the debentures if Expedia makes a distribution of cash (an “Excess Regular Cash Dividend”) in excess of $0.28, currently paid by Expedia on the EXPE Reference Shares. Expedia began paying Excess Regular Cash Dividends during the third quarter of 2017. The Company will make additional distributions on the debentures under certain circumstances.

Expedia Outstanding Debt

Expedia 7.456% senior notes due 2018

Expedia has $500 million in registered senior unsecured notes outstanding at June 30, 2018 that are due in August 2018 and bear interest at 7.456% (the “Expedia 7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the Expedia 7.456% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 7.456% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method. As the Expedia 7.456% Notes are due within one year, they have been classified as current as of June 30, 2018.

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at June 30, 2018 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered senior unsecured notes outstanding at June 30, 2018 that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”). The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year. Expedia may redeem the Expedia 2.5% Notes at its option, in whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at June 30, 2018 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.0% senior notes due 2026

Expedia has $750 million in registered senior unsecured notes outstanding at June 30, 2018 that are due in February 2026 and bear interest at 5.0% (the "Expedia 5.0% Notes"). The Expedia 5.0% Notes were issued at 99.535% of par. Interest is payable semi-annually in arrears in February and August of each year. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 3.8% senior notes due 2028

Expedia has $1 billion in senior unsecured notes outstanding at June 30, 2018 that are due in February 2028 and bear interest at 3.8% (the "Expedia 3.8% Notes"). The Expedia 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. Expedia may redeem the Expedia 3.8% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 3.8% Notes prior to November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 3.8% Notes on or after November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest.

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

Expedia Credit Facility

Expedia maintains a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, and expires in May 2023. As of June 30, 2018, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 1.25% and the commitment fee on undrawn amounts at 0.175% as of June 30, 2018. The facility contains covenants including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of June 30, 2018, there were $14 million of outstanding stand-by LOCs issued under the facility.

Expedia entered into the current credit facility in May 2018 and replaced its prior $1.5 billion unsecured revolving credit facility that was due to expire in February 2021.  As of December 31, 2017, Expedia had no revolving credit facility borrowings outstanding under the prior facility and $14 million of outstanding stand-by LOCs issued under that facility.

In addition, one of Expedia’s international subsidiaries maintains a €50 million uncommitted credit facility, which is guaranteed by Expedia and may be terminated at any time by the lender. As of June 30, 2018, there were no borrowings outstanding under this facility.

Bodybuilding Secured Notes

As of June 30, 2018,  Bodybuilding has two outstanding secured notes. Principal and interest payments on the secured notes are payable monthly. One of the secured notes has an interest rate of 4.14% and the other is variable at LIBOR plus 2.50%  (4.50% at June 30, 2018). The maturity dates on the secured notes range from 2019 to 2022. As of June 30, 2018, the total outstanding balance of the secured notes is $8 million.

As of June 30, 2018, Bodybuilding was not in compliance with its financial covenants on its outstanding secured notes.  Subsequent to June 30, 2018, Bodybuilding entered into an amendment with the same terms that waived its default in exchange for a parent guarantee. As a result, the secured notes were reclassified from current to long-term as of June 30, 2018.

Bodybuilding Revolving Line of Credit

As of June 30, 2018,  Bodybuilding has a revolving line of credit (the "Revolver") which is secured by substantially all of Bodybuilding’s assets. The maximum amount allowed under the Revolver is  $25 million. Bodybuilding periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. The Revolver matures on January 20, 2020. The outstanding balance accrued interest at the CB Floating Rate less 1.0%, with a rate option balance that accrued interest at LIBOR plus 1.75%. As of June 30, 2018, the outstanding balance on the Revolver was approximately $13 million subject to an interest rate of 3.84%.    Additionally, pursuant to an amendment during the first quarter of 2018, Bodybuilding does not need to comply with the fixed charge coverage ratio covenant until January 31, 2019.

As of June 30, 2018, Bodybuilding was not in compliance with a covenant on the Revolver due to cross default related to the Bodybuilding Secured Notes, but the Company obtained a waiver of default from Bodybuilding’s lending institution.

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

June 30,
2018
Expedia 7.456% senior notes due 2018	$502
Expedia 5.95% senior notes due 2020	$790
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$804
Expedia 4.5% senior notes due 2024	$500
Expedia 5.0% senior notes due 2026	$767
Expedia 3.8% senior notes due 2028	$920

(1)	Approximately 688 million Euro as of June 30, 2018.

The Company believes that the carrying value of its Revolver and secured notes approximated fair value at June 30,  2018 and December 31, 2017.

Covenant Compliance

Expedia Holdings and Expedia were in compliance with their debt covenants which consist of both financial and non-financial covenants as of June 30, 2018.    See discussion above related to Bodybuilding debt covenant compliance.

(8) Commitments and Contingencies

Leases

The Company leases certain warehouse and office space, equipment, furniture and computer software under both capital and noncancelable operating leases that expire at various dates through 2026. The Company is responsible, under all leases, for related building maintenance and property taxes. Certain leases contain periodic rent escalation adjustments and renewal options. Total rental expense was $46 million and $42 million for the three months ended June 30, 2018 and 2017, respectively, and $93 million and $82 million for the six months ended June 30, 2018 and 2017, respectively.

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

Litigation Relating to Occupancy Taxes. Ninety-six lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Thirteen lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-three of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-nine dismissals were based on a finding that Expedia and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $39 million as of June 30, 2018. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within Legal reserves, occupancy tax and other in the condensed consolidated statements of operations.

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

The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions.  Those assessments are under review in the Hawaii tax courts. The Hawaii tax court has scheduled trial on the agency hotel and car rental matters for February 4, 2019. On December 29, 2017, the defendant online travel companies filed a motion for partial summary judgment. On January 10, 2018, the Department of Taxation has asked the tax court to stay proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below; the defendants opposed that request. On February 5, 2018, the tax court granted the motion to stay.

Final assessments by the Hawaii Department of Taxation for general excise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The appeals were transferred to the Hawaii Supreme Court which heard argument on the appeals on April 5, 2018. The parties await a ruling. The Hawaii tax court’s decision did not resolve merchant car rental transactions for the tax year 2014, which also remain under review.

San Francisco (Occupancy Tax). During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco and, in May 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.  The California Court of Appeals lifted the stay, and on May 23, 2018, affirmed the trial court’s holding that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On July 2, 2018, San Francisco filed a petition for review by the California Supreme Court, which the online travel companies opposed. That petition remains pending.

Other Jurisdictions. Expedia is also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the City of Los Angeles regarding hotel occupancy taxes and in the United Kingdom, regarding the application of value added tax (“VAT”) to its European Union related transactions as discussed below, may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

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

With effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis.  Following the implementation of Expedia’s waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia or a decision not to open an investigation or inquiry involving Expedia.  Below are descriptions of additional rate parity-related matters of note in Europe.

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

The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision.  The court annulled parity clauses contained in the agreements at issue, ordered Expedia to amend its contracts, and imposed a fine. Expedia has appealed the decision. The appeal will not stay payment of the fine.

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

A motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament. Moreover, in Belgium, the parliament has approved new domestic anti-parity legislation, although that legislation has not yet been officially published so is not yet effective. Expedia is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case.  It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.

Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association — Forum de Operadores Hoteleiros do Brasil — filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE. On March 27, 2018, Expedia resolved CADE’s concerns based on a settlement implementing waivers substantially similar to those provided to accommodation providers in Europe. In late 2016, Expedia resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently however, the Australian NCA has reopened its investigation.  Expedia is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.

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

For the six months ended June 30, 2018, Expedia Holdings has identified Expedia as its reportable segment. Expedia is a consolidated subsidiary of the Company that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment.

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

Performance Measures

	Three months ended June 30,
	2018		2017
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$2,880	464	2,573	371
Corporate and other	60	—	73	(3)
	$2,940	464	2,646	368

	Six months ended June 30,
	2018		2017
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$5,388	591	4,712	526
Corporate and Other	126	(4)	164	2
	$5,514	587	4,876	528

Other Information

	June 30, 2018
	Total	Capital
	assets	expenditures
	amounts in millions
Expedia	$35,276	411
Corporate and other	278	3
	$35,554	414

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$464	368	587	528
Legal reserves, occupancy tax, restructuring and related reorganization charges and other	(1)	(13)	(5)	(36)
Stock-based compensation	(53)	(40)	(104)	(117)
Depreciation and amortization	(474)	(557)	(953)	(1,086)
Operating income (loss)	(64)	(242)	(475)	(711)
Interest expense	(35)	(30)	(71)	(59)
Other, net	(79)	(35)	(21)	(48)
Earnings (loss) before income taxes	$(178)	(307)	(567)	(818)

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

Overview

Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. We own an approximate 15.8% equity interest and 52.4% voting interest in Expedia as of June 30, 2018.

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

For a more detailed discussion and analysis of the financial results of our principal reportable segment see “Results of Operations – Expedia” below.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Revenue
Expedia	$2,880	2,573	5,388	4,712
Corporate and other	60	73	126	164
Consolidated Expedia Holdings	$2,940	2,646	5,514	4,876

Operating income (loss)
Expedia	(59)	(238)	(463)	(707)
Corporate and other	(5)	(4)	(12)	(4)
Consolidated Expedia Holdings	$(64)	(242)	(475)	(711)

Adjusted OIBDA
Expedia	464	371	591	526
Corporate and other	—	(3)	(4)	2
Consolidated Expedia Holdings	$464	368	587	528

Revenue

Consolidated Expedia Holdings revenue increased $294  million and $638 million for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year.

The increase in revenue during 2018 was primarily due to a $307  million and $676 million increase in revenue from Expedia during the three and six months ended June 30, 2018, respectively. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.

The $307  million and $676 million increase in revenue at Expedia during the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year, was partially offset by a decrease in Corporate and other revenue of $13 million and $38 million during the same respective periods due to a decrease in Bodybuilding revenue. The decrease in Bodybuilding revenue during the current year was primarily driven by a 23% decrease in store visits, leading to a decrease in order volumes from the prior year by approximately 18%. The site visit declines to the retail website are the result of a decrease in traffic from search engine optimization marketing channel due to algorithmic and ranking changes, combined with a decrease in direct navigation to the retail website as a result of distributed content now available on many social media feeds and increased product discovery on competitor channels. Strategic changes to shipping and advertising revenue also contributed to the revenue decrease, as free and flat rate shipping was launched to improve the customer experience. The decrease in revenue during the six months ended June 30, 2018 was primarily due to a 25% decline in store visits and a 21% decrease in order volumes.

Operating Income (Loss)

Consolidated Expedia Holdings operating loss decreased $178 million and $236 million for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year.

Expedia operating loss decreased $179 million and $244 million during the three and six months ended June 30, 2018,  respectively, when compared to the same periods in 2017. Expedia’s operating loss for the three and six months ended June 30, 2018 includes acquisition accounting adjustments. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.

Corporate and other operating loss increased $1 million and $8 million during the three and six months ended June 30, 2018,  respectively, when compared to the same periods in 2017, due to increased operating loss at Bodybuilding. Bodybuilding’s operating loss increased for the three months ended June 30, 2018, as compared to the corresponding period in the prior year, primarily as a result of a $13 million decline in revenue, as discussed above, partially offset by a $12 million decrease in operating expenses. The decrease in Bodybuilding’s operating expense was primarily due to a $9 million decrease in cost of goods sold during the three months ended June 30, 2018, as compared to the corresponding period in the prior year, as a result of a decrease in product sales and Bodybuilding's ability to cost effectively source products. Bodybuilding's operating expenses decreased $3 million during the three months ended June 30, 2018, as compared to the corresponding period in the prior year, driven by lower personnel and variable costs associated with orders, and lower merchant processing fees. Additionally, in the three months ended June 30, 2017, Bodybuilding had a $3 million increase in operating income related to a stock compensation benefit due to forfeitures and changes in the per unit valuation of outstanding SARs.  Bodybuilding’s operating loss increased for the six months ended June 30, 2018, as compared to the corresponding period in the prior year, primarily as a result of a $38 million decline  in revenue, as discussed above, partially offset by a $32 million decrease in operating expenses. The decrease in Bodybuilding’s operating expense was primarily due to a  $25 million decrease in cost of goods sold and a $7 million decrease in operating expenses.

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

Consolidated Expedia Holdings Adjusted OIBDA increased $96 million and $59 million for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year.

Expedia Adjusted OIBDA increased $93 million and $65 million during the three and six months ended June 30, 2018,  respectively, when compared to the corresponding periods in 2017. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.

Additionally, corporate and other Adjusted OIBDA increased $3 million and decreased $6 million for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year. The changes in both periods were primarily due to changes in Bodybuilding Adjusted OIBDA, primarily as a result of the revenue and operating expense fluctuations discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Interest expense
Expedia	$(34)	(27)	(68)	(54)
Corporate and other	(1)	(3)	(3)	(5)
Consolidated Expedia Holdings	$(35)	(30)	(71)	(59)

Other, net
Expedia	$(75)	(6)	(28)	(19)
Corporate and other	(4)	(29)	7	(29)
Consolidated Expedia Holdings	$(79)	(35)	(21)	(48)

Interest expense

Consolidated Expedia Holdings interest expense increased $5 million and $12 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in 2018 was primarily as a result of the Expedia 3.8% senior notes due 2028 that were issued in September 2017.

Other, net

Other expense increased $44 million and decreased $27 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year.  Expedia Other expense increased by $69 million and $9 million for the three and six months ended June 30, 2018, compared to the same periods in the prior year primarily due to unrealized losses on Expedia’s minority equity investment in Despegar.  Corporate and other Other expense decreased $25 million and $36 million for the three and six months ended June 30, 2018, respectively, primarily due to a $28 million and $39 million increase in unrealized gains, respectively, on the Expedia Holdings 1% Exchangeable Senior Debentures due 2047.

Income tax benefit (expense)

We had an income tax benefit of $46 million and $111 million for the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2018, the effective tax rate is greater than the U.S. statutory tax rate of 21% due to income tax benefits from losses in foreign jurisdictions taxed at rates higher than the 21% U.S. federal tax rate, partially offset by excess tax benefits related to share-based compensation.  For the six months ended June 30, 2018, the effective rate is less than the U.S. statutory tax rate of 21% due to income tax expense from earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal tax rate, changes in unrecognized tax benefits, and excess tax benefits related to share-based compensation.  We had an income tax benefit of $82 million and $236 million for the three and six months ended June 30, 2017, respectively. For the three months ended June 30, 2017, the effective tax rate was less than the U.S. statutory tax rate of 35% due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, changes in unrecognized tax benefits, and the recognition of excess tax expense and windfalls related to share-based compensation. For the six months ended June 30, 2017, the effective tax rate is less than the U.S. statutory rate due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate and the recognition of excess tax expense and windfalls related to share-based compensation.

Net earnings (losses)

We had net losses of $132 million and $225 million for the three months ended June 30, 2018 and 2017, respectively, and $456 million and $582 million for the six months ended June 30, 2018 and 2017, respectively. The change in net loss was the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Material Changes in Financial Condition

As of June 30, 2018, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

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

As of June 30, 2018 the Company had a cash balance of $3,193 million. Approximately $3,072 million of the cash balance is held by Expedia. Although we have an approximate 52.4% voting interest in Expedia as of June 30, 2018, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 15.8% economic interest in Expedia as of June 30, 2018. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. Even upon consolidation of Expedia, we do not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of June 30, 2018,  the total cash and cash equivalents and short-term investments held outside the United States was $1.2 billion ($1.0 billion in wholly-owned foreign subsidiaries and $190 million in majority-owned subsidiaries of Expedia).

As of June 30, 2018, Expedia has $2.0 billion available for borrowing under its revolving credit facility. As of June 30, 2018, the Company has a corporate cash balance of approximately $120 million.

Expedia Holdings does not have a debt rating. In addition, Bodybuilding was not in compliance with the financial covenants of Bodybuilding’s outstanding secured notes. Subsequent to June 30, 2018, Bodybuilding entered into an amendment with the same terms that waived its default in exchange for a parent guarantee. As a result, the secured notes were reclassified from current to long-term as of June 30, 2018. Bodybuilding was not in compliance with a covenant on the Revolver due to cross default related to the Bodybuilding Secured Notes, but the Company obtained a waiver of default from Bodybuilding’s lending institution.

Expedia Holdings and Expedia were in compliance with their debt covenants as of June 30, 2018.

	Six months ended
	June 30,
	2018	2017
	amounts in millions
Cash flow information
Expedia net cash provided (used) by operating activities	$2,491	2,389
Corporate and other net cash provided (used) by operating activities	(3)	3
Net cash provided (used) by operating activities	$2,488	2,392
Expedia net cash provided (used) by investing activities	$(1,434)	(1,302)
Corporate and other net cash provided (used) by investing activities	(3)	(5)
Net cash provided (used) by investing activities	$(1,437)	(1,307)
Expedia net cash provided (used) by financing activities	$(456)	(81)
Corporate and other net cash provided (used) by financing activities	13	55
Net cash provided (used) by financing activities	$(443)	(26)
Effect of foreign exchange rate changes on cash and cash equivalents	$(106)	97

During the six months ended June 30, 2018, our Corporate and other primary sources of cash were dividends received from Expedia of approximately $14 million. Our Corporate and other primary use of cash was capital expenditures of $3 million. This use of cash was funded by cash on hand and cash provided by operating activities.

During the six months ended June 30, 2017, our primary uses of cash (excluding Expedia’s uses of cash) were net debt repayments of $37 million. This use of cash was funded by cash on hand and cash provided by operating activities.

The projected use of our cash will be continued investment in the Bodybuilding business and potential additional investments in new or existing businesses.

During the six months ended June 30, 2018, Expedia’s primary uses of cash included net $1,045 million cash invested in short-term marketable securities, $411 million in capital expenditures, $426 million in share repurchases and $91 million of cash dividends paid (including $14 million paid to Expedia Holdings). These uses of cash were funded by cash on hand, cash provided by operating activities, cash provided by the exercise of options and employee stock purchase plans.

The $106 million effect of foreign exchange rate changes on cash and cash equivalents during the six months ended June 30, 2018 reflects appreciations of foreign currencies during the period.

Expedia’s ongoing investments include but are not limited to improvements in infrastructure, which include its servers, networking equipment and software, release improvements to its software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, Expedia began its expansion into the cloud computing environment. While cloud computing expenses are expected to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to Expedia’s data centers over time. Expedia’s future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of its business strategy. Expedia currently estimates its new headquarters will cost approximately $800 million to $900 million with final estimates contingent on completion of design plans and final determination of completed office space required in the initial build out. Of the total approximately $30 million was spent in 2016 and approximately $70 million in 2017. Expedia plans to make significant progress on its corporate headquarters building in the coming year, spending approximately $240 million in 2018, with approximately $70 million spent in the first half of 2018, followed by nearly $425 million in 2019, when Expedia expects to begin to move into the campus.

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

As of June 30, 2018, we own an approximate 15.8% equity interest and 52.4% voting interest in Expedia. Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of EXPE and Expedia class B common stock owned by Qurate Retail. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (May 4, 2018, the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone, Leslie Malone, Qurate Retail and the Company. On March 6, 2018, the Company, Qurate Retail, Mr. Malone, Mrs. Malone and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as listed in the Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date will occur, and the Transaction Agreement together with certain Subject Instruments will terminate, on May 4, 2019.

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

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings. The amounts included in the table below represent Expedia's stand-alone results for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Revenue	$2,880	2,586	5,388	4,775
Operating expenses, excluding stock-based compensation	(2,416)	(2,202)	(4,797)	(4,186)
Adjusted OIBDA	464	384	591	589
Depreciation and amortization	(241)	(218)	(480)	(426)
Stock-based compensation	(50)	(50)	(100)	(97)
Impairment of goodwill	(61)	—	(61)	—
Legal reserves, occupancy tax and other	(1)	(3)	(4)	(24)
Restructuring and related reorganization charges	—	(10)	—	(12)
Operating income (loss)	$111	103	(54)	30

Expedia's revenue increased $294 million and $613 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in 2018 was primarily driven by growth in the Expedia’s Core Online Travel Companies (“Core OTA”), including growth at Brand Expedia, Hotels.com and Expedia Partner Solutions (“EPS”), as well as growth at HomeAway.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Revenue by Service Type
Lodging	$1,992	1,744	3,604	3,144
Air	223	202	465	419
Advertising and media (1)	274	302	556	559
Other	391	338	763	653
Total revenue	$2,880	2,586	5,388	4,775

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

Lodging revenue, which includes hotel and HomeAway revenue, increased 14% and 15% for the three and six months ended June 30, 2018, compared to the same periods in 2017, driven by growth at HomeAway, Hotels.com, EPS and Brand Expedia. Room nights stayed increased 12%  and 14% and revenue per room night increased 2% and 1% for the three and six months ended June 30, 2018, compared to the same periods in 2017.

Worldwide air revenue increased 10% and 11% for the three and six months ended June 30, 2018,  respectively, compared to the same periods in 2017, on a 6%  and 4% increase in air tickets sold as well as a 4% and 7% increase in revenue per ticket. Air revenue growth included an approximately 3.0%  and 3.5% benefit due to an accounting change related to revenue classification of certain fees, which were previously recorded as a contra-revenue but now classified as cost of revenue.

Advertising and media revenue decreased 9%  for the three months ended June 30, 2018 and was flat for the six months ended June 30, 2018, compared to the same periods in 2017, due to a decline in local currency revenue at trivago for both periods, partially offset by positive impact from foreign exchange rates as well as continued growth in Expedia Group Media Solutions. All other revenue, which includes car rental, destination services and fee revenue related to Expedia’s corporate travel business, increased by 16%  and 17% for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to growth in travel insurance products and car rental revenue.

In addition to the above service category revenue discussion, Expedia’s revenue by business model is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Revenue by business model
Merchant	$1,532	1,376	2,866	2,552
Agency	777	684	1,435	1,255
Advertising and media	274	302	556	559
HomeAway	297	224	531	409
Total revenue	$2,880	2,586	5,388	4,775

Merchant revenue increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. Agency revenue increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to the growth in agency hotel and air. HomeAway revenue increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to growth in transactional revenue of 63% and 67%, driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing 25% and 27%.

The increase in operating expenses during 2018 was primarily due to a $98 million and $344 million increase in selling and marketing expense during the three and six months ended June 30,  2018,  respectively, as compared to the same periods in the prior year, driven by increases of $57 million and $242 million of direct costs, including online and offline marketing expenses. Hotels.com, EPS and HomeAway accounted for the majority of the total direct cost increases. Additionally, technology and content expenses increased $57 million and $131 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, due to increased personnel and overhead of $30 million and $74 million from investments in Expedia’s ecommerce platform and growth at HomeAway, as well as inorganic impact from acquisitions. Additionally, the increase in cost of revenue during 2018 was driven by $29 million and $62 million of higher customer operations expenses, including higher headcount at Egencia and HomeAway, as well as $29 million and $64 million of higher data center, cloud and other costs during the three and six months ended June 30, 2018, as compared to the same periods in the prior year.

The increase in depreciation and amortization during 2018 was primarily due to increased depreciation and amortization of technology and data center assets, and increased amortization of intangible assets during the period related to new business acquisitions.

Stock-based compensation remained relatively consistent during the three and six months ended June 30, 2018 as compared to the same periods in 2017.

During three months ended June 30, 2018, Expedia recognized a goodwill impairment charge of $61 million related to a reporting unit within its Core OTA segment.

Legal reserves, occupancy tax and other consists of changes in Expedia’s reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

Expedia recognized no restructuring and related charges in the three and six months ended June 30, 2018, and $10 million and $12 million during the same periods in 2017.  The expenses in 2017 related to activities to centralize and optimize certain operations as well as migrate technology platforms as a result of acquisitions.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings:

	Three months ended June 30, 2018
	As Reported by Expedia	Acquisition Accounting and Other Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,880	—	2,880
Operating expenses, excluding stock-based compensation	(2,416)	—	(2,416)
Adjusted OIBDA	464	—	464
Depreciation and amortization	(241)	(229)	(470)
Stock-based compensation	(50)	(2)	(52)
Impairment of goodwill (1)	(61)	61	—
Other operating income (expenses)	(1)	—	(1)
Operating income (loss)	$111	(170)	(59)

	Six months ended June 30, 2018
	As Reported by Expedia	Acquisition Accounting and Other Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$5,388	—	5,388
Operating expenses, excluding stock-based compensation	(4,797)	—	(4,797)
Adjusted OIBDA	591	—	591
Depreciation and amortization	(480)	(466)	(946)
Stock-based compensation	(100)	(4)	(104)
Impairment of goodwill (1)	(61)	61	—
Other operating income (expenses)	(4)	—	(4)
Operating income (loss)	$(54)	(409)	(463)

(1)

As Liberty views its reporting units on a different level than Expedia, Liberty determined that it had no indicators of impairment for the three months ended June 30, 2018. However, see note 6 to the accompanying condensed consolidated financial statements for discussion of at risk goodwill and intangibles of our trivago reporting unit.

	Three months ended June 30, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,586	(13)	2,573
Operating expenses, excluding stock-based compensation	(2,202)	(1)	(2,203)
Adjusted OIBDA	384	(14)	370
Depreciation and amortization	(218)	(336)	(554)
Stock-based compensation	(50)	8	(42)
Other operating income (expenses)	(13)	1	(12)
Operating income (loss)	$103	(341)	(238)

	Six months ended June 30, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$4,775	(63)	4,712
Operating expenses, excluding stock-based compensation	(4,186)	(1)	(4,187)
Adjusted OIBDA	589	(64)	525
Depreciation and amortization	(426)	(651)	(1,077)
Stock-based compensation	(97)	(22)	(119)
Other operating income (expenses)	(36)	—	(36)
Operating income (loss)	$30	(737)	(707)

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

As of June 30, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$4,259	4.67%
Corporate and Other	$13	3.84%	$409	1.06%

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

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in Other, net. As of June 30, 2018, Expedia had a net forward asset of $38 million included in Other current assets.  Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing its foreign exchange risk is to reduce to the extent practicable its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

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

During the three months ended June 30, 2018 and 2017, Expedia recorded net foreign exchange rate gains of $9 million and losses of $6 million, respectively, and during the six months ended June 30, 2018 and 2017, Expedia recorded net foreign exchange rate gains of $7 million and losses of $26 million, respectively. As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, and principal accounting and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Bodybuilding are party to legal proceedings and claims involving property, occupancy taxes, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. There are no material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2017 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018,  no shares of Series A Expedia Holdings common stock and no shares of Series B Expedia Holdings common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Fourth Amendment, dated as of May 31, 2018, among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent (incorporated by reference to Exhibit 10.1 to Expedia’s Current Report on Form 8-K filed on June 1, 2018 (File No. 001-37429)).

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

LIBERTY EXPEDIA HOLDINGS, INC.

Date: August 2, 2018	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: August 2, 2018	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2