Form 10-Q
period 2018-09-30
Liberty Expedia Holdings, Inc.
filed 2018-11-01
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of October 15, 2018 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,485,588	2,830,174

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,012	2,961
Accounts receivable, net	2,298	1,871
Short-term marketable securities	458	469
Prepaid expenses	249	257
Other current assets	243	113
Total current assets	6,260	5,671
Property and equipment, net	974	951
Intangible assets not subject to amortization:
Goodwill	15,141	15,251
Tradenames	5,734	6,256
	20,875	21,507
Intangible assets subject to amortization, net	4,239	5,010
Other assets, net	721	829
Total assets	$33,069	33,968

Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,877	1,838
Accounts payable, other	885	713
Accrued liabilities	717	1,285
Deferred merchant bookings	4,795	3,219
Deferred revenue	348	329
Current portion of debt (note 7)	11	538
Other current liabilities	144	30
Total current liabilities	8,777	7,952
Long-term debt and capital lease obligations, net, including $403 million and $398 million measured at fair value (note 7)	4,283	4,329
Deferred income tax liabilities	1,573	2,155
Other liabilities	474	430
Total liabilities	15,107	14,866
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,484,252 and 54,438,883 at September 30, 2018 and December 31, 2017, respectively	1	1
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,830,174 and 2,830,174 at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	336	370
Accumulated other comprehensive earnings (loss), net of taxes	38	59
Retained earnings	2,066	2,179
Total stockholders' equity	2,441	2,609
Noncontrolling interests in equity of subsidiaries	15,521	16,493
Total equity	17,962	19,102
Commitments and contingencies (note 8)
Total liabilities and equity	$33,069	33,968

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions,
	except per share amounts
Service revenue	$3,276	2,963	8,664	7,675
Product revenue	55	66	181	230
Total revenue, net (note 2)	3,331	3,029	8,845	7,905
Operating costs and expenses:
Selling and marketing (1)	1,496	1,461	4,546	4,176
Cost of service revenue (1)	479	434	1,411	1,248
Technology and content (1)	278	242	831	701
Cost of goods sold (exclusive of depreciation shown separately below)	43	51	136	172
General and administrative (1)	201	99	594	443
Other operating expense	4	4	14	16
Depreciation and amortization	489	583	1,442	1,669
Legal reserves, occupancy tax, restructuring and related reorganization charges and other	(79)	3	(74)	39
Impairment of goodwill and intangible assets (note 6)	544	—	544	—
	3,455	2,877	9,444	8,464
Operating income (loss)	(124)	152	(599)	(559)
Other income (expense):
Interest expense	(32)	(29)	(103)	(88)
Other, net	(17)	(23)	(38)	(71)
	(49)	(52)	(141)	(159)
Earnings (loss) before income taxes	(173)	100	(740)	(718)
Income tax (expense) benefit	120	23	231	259
Net earnings (loss)	(53)	123	(509)	(459)
Less net earnings (loss) attributable to the noncontrolling interests	(11)	109	(396)	(362)
Net earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(42)	14	(113)	(97)
Basic net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 3)	$(0.74)	0.25	(1.98)	(1.70)
Diluted net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 3)	$(0.74)	0.24	(1.98)	(1.70)

(1) Includes stock compensation as follows:
Selling and marketing	$11	13	35	39
Cost of service revenue	3	3	8	10
Technology and content	16	19	48	53
General and administrative	26	(60)	69	(10)

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Net earnings (loss)	$(53)	123	(509)	(459)
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	(31)	208	(138)	696
Unrealized holding gains (losses) arising during the period, net of taxes	—	21	—	21
Other comprehensive earnings (loss)	(31)	229	(138)	717
Comprehensive earnings (loss)	(84)	352	(647)	258
Less comprehensive earnings (loss) attributable to the noncontrolling interest	(37)	305	(514)	251
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(47)	47	(133)	7

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(509)	(459)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,442	1,669
Stock-based compensation	160	92
Realized (gain) loss on foreign currency forwards	(34)	(1)
(Gain) loss on equity securities	100	—
Deferred income tax expense (benefit)	(567)	(369)
Impairment of goodwill and intangible assets	544	—
Other noncash charges (credits), net	69	(110)
Changes in operating assets and liabilities
Current and other assets	(419)	(501)
Payables and other liabilities	1,330	1,623
Net cash provided (used) by operating activities	2,116	1,944
Cash flows from investing activities:
Capital expended for property and equipment and capitalized software	(639)	(532)
Purchases of short-term marketable securities and other investments	(1,714)	(1,713)
Sales of short-term marketable securities	1,692	921
Acquisitions by subsidiary, net of cash acquired	(40)	(169)
Other, net	41	8
Net cash provided (used) by investing activities	(660)	(1,485)
Cash flows from financing activities:
Borrowings of debt	177	1,624
Repayments of debt	(681)	(594)
Shares issued by subsidiary	138	180
Shares repurchased by subsidiary	(620)	(154)
Dividends paid by subsidiary	(117)	(110)
Proceeds from exercise of equity awards and employee stock purchase plan	1	5
Taxes paid in lieu of shares issued for stock-based compensation	—	(9)
Other financing activities, net	(65)	(18)
Net cash provided (used) by financing activities	(1,167)	924
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(119)	143
Net increase (decrease) in cash, cash equivalents and restricted cash	170	1,526
Cash, cash equivalents and restricted cash at beginning of period	3,031	1,872
Cash, cash equivalents and restricted cash at end of period	$3,201	3,398

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2018

					Accumulated
				Additional	other
	Preferred	Common stock		paid-in	comprehensive	Retained	Noncontrolling
	stock	Series A	Series B	capital	earnings (loss)	earnings	interests	Total equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	370	59	2,179	16,493	19,102
Net earnings (loss)	—	—	—	—	—	(113)	(396)	(509)
Other comprehensive income (loss)	—	—	—	—	(20)	—	(118)	(138)
Stock compensation	—	—	—	26	—	—	138	164
Proceeds from exercise of equity instruments in parent	—	—	—	1	—	—	—	1
Proceeds from exercise of equity instruments in subsidiary	—	—	—	(52)	—	—	190	138
Shares repurchased by subsidiary	—	—	—	(8)	—	—	(612)	(620)
Dividends paid by subsidiary	—	—	—	—	—	—	(117)	(117)
Taxes paid in lieu of shares issued for stock-based compensation	—	—	—	(2)	—	—	—	(2)
Adoption of new accounting guidance	—	—	—	—	(1)	—	(12)	(13)
Other	—	—	—	1	—	—	(45)	(44)
Balance at September 30, 2018	$—	1	—	336	38	2,066	15,521	17,962

See accompanying notes to condensed consolidated financial statements.

(1) Basis of Presentation

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive"), now known as Qurate Retail, Inc. (“Qurate Retail”), authorized management to pursue a plan to distribute to holders of its then-outstanding Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Qurate Retail's former ownership interest in Expedia Group, Inc. (formerly “Expedia, Inc.”) ("Expedia"), as well as Qurate Retail's former wholly-owned subsidiary Vitalize, LLC (which we refer to as “Bodybuilding”).

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

The reorganization agreement between Qurate Retail and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Qurate Retail with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between

Qurate Retail and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings shares office space with Qurate Retail and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $1 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and $3 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively, was reimbursable to Liberty Media.

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

The impact of the new guidance to our consolidated financial statements was not meaningful as of and for the three and nine months ended September 30, 2018.

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

Recognition and Measurement of Financial Instruments. As of January 1, 2018, the Company adopted new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The most significant impact for the Company is with respect to the requirement that minority equity investments with readily determinable fair values, must be carried at fair value with changes in fair value recorded through net income. Previously such investments designated as available for sale were recorded at fair value with changes in fair value recorded through other comprehensive income. The Company elected to prospectively account for minority investments without readily determinable fair values at cost, with observable price changes reflected through net income.  In addition, a portion of the unrealized gain (loss) recognized on the Company’s exchangeable debt accounted for at fair value is now presented in other comprehensive income as it relates to instrument specific credit risk, however this impact was not material to the overall financial statements for the three and nine month periods ended September 30, 2018. The Company recorded an immaterial decrease to non-controlling interest in equity of subsidiaries, and increase to accumulated other comprehensive income (loss) (“AOCI”) related to an unrealized loss, net of tax.

Statement of Cash Flows. As of January 1, 2018, the Company adopted the new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. Upon adoption, we retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a slight working capital benefit in prepaid expenses and other assets within operating activities in the nine months ended September 30, 2017. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or the Company’s intention to use the cash for a specific purpose. Expedia’s restricted cash primarily relates to certain traveler deposits and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$3,012	$2,961
Restricted cash included within other current assets	186	69
Restricted cash included within other assets	3	1
Total cash, cash equivalents and restricted cash and cash equivalents in the condensed consolidated statement of cash flows	$3,201	$3,031

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

Non-employee Share-Based Payment Arrangements. In June 2018, the FASB issued new guidance related to accounting for share-based payments with non-employees. The updated guidance substantially aligns the accounting requirements of share-based payment awards to non-employees with those of employees. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt the new guidance in the second quarter of 2018, which requires us to reflect any adjustments as of January 1, 2018, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the change in the measurement objective and the associated measurement date for all non-employee share-based payment awards to the grant-date fair value. Prior to adoption, non-employee awards were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured. Additionally, the measurement date was previously determined by the earlier of the date at which either (1) a commitment for performance by the non-employee to earn the equity instruments was reached or (2) the non-employee’s performance was complete. Typically, the measurement date was delayed until performance was complete, which led to the non-employee awards being remeasured or “marked to market” each reporting period until they were vested. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2018, and had no impact on the Company’s previously reported quarterly results for the three months ended March 31, 2018 and the three and six months ended June 30, 2018.

Recent Accounting Pronouncements Not Yet Adopted

Leases. In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt this guidance on January 1, 2019 and expect to elect certain practical expedients under the transition guidance. Additionally, the Company plans to elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and does not plan to restate prior periods.  The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

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

Hedge Accounting.  In August 2017, the FASB amended the existing accounting guidance for hedge accounting. The amendments require expanded hedge accounting for both non-financial and financial risk components and refine the measurement of hedge results to better reflect an entity's hedging strategies. The new guidance also amends the presentation and disclosure requirements on a prospective basis as well as changes how entities assess hedge effectiveness. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition method with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

Cloud Computing Arrangements. In August 2018, the FASB issued new guidance on the accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The update conforms the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting guidance that provides for capitalization of costs incurred to develop or obtain internal-use-software. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Fair Value Measurements. In August 2018, the FASB issued new guidance related to the disclosure requirements on fair value measurements, which removes, modifies or adds certain disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements disclosures.

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

For Expedia’s primary transaction-based revenue sources, discussed below, it has determined net presentation (that is, the amount billed to a traveler less the amount paid to a supplier) is appropriate for the majority of its revenue transactions as the supplier is primarily responsible for providing the underlying travel services and Expedia does not control the service provided by the supplier to the traveler. Expedia excludes all taxes assessed by a government authority, if any, from the measurement of transaction prices that are imposed on its travel related services or collected by Expedia from customers (which are therefore excluded from revenue).

The following table disaggregates revenue by major source:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
	(in millions)
Business Model:
Merchant	$1,688	4,554
Agency	876	2,311
Advertising and media	302	858
HomeAway	410	941
Other (1)	55	181
Total revenue	$3,331	8,845

Product and Service Type:
Lodging	2,347	5,951
Air	209	674
Advertising and media	302	858
Other (2)	473	1,362
Total revenue	$3,331	8,845

______________________________

(1)	Other is comprised of Bodybuilding revenue.
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

Deferred Merchant Bookings. Expedia classifies cash payments received in advance of its performance obligations as deferred merchant bookings. At January 1, 2018, $3.2 billion of cash advance cash payments was reported within deferred merchant bookings, of which $2.9 billion was recognized, resulting in $419 million of revenue during the nine months ended September 30, 2018. At September 30, 2018, the related balance was $4.1 billion.

Travelers enrolled in Expedia’s internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, Expedia defers the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, Expedia uses an adjusted market assessment approach and considers the redemption values expected from the traveler. Expedia then estimates the number of rewards that will not be redeemed based on historical activity in its members' accounts as well as statistical modeling techniques. Revenue is recognized when Expedia has satisfied its performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At January 1, 2018, $619 million of deferred loyalty rewards was reported within deferred merchant bookings, $531 million of which was recognized as revenue during the nine months ended September 30, 2018. At September 30, 2018, the related balance was $695 million.

Deferred Revenue. Deferred revenue primarily consists of HomeAway's traveler service fees received on bookings where Expedia is not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At January 1, 2018, $326 million was recorded as deferred revenue, $287 million of which was recognized as revenue during the nine months ended September 30, 2018. At September 30, 2018, the related balance was $346 million.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	number of shares in millions
Basic WASO	57	57	57	57
Potentially dilutive shares (1)	1	1	1	1
Diluted WASO	58	58	58	58

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Excluded from diluted EPS for the three and nine months ended September 30, 2018 and 2017, are less than a million potential common shares, because their inclusion would be anti-dilutive.

(4) Expedia Ownership

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio as well as destination services and activities. Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock (“EXPE”) and Expedia class B common stock owned by Qurate Retail. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone, Leslie Malone, Qurate Retail and the Company (the “Transaction Agreement”).  On March 6, 2018, the Company, Qurate Retail, Mr. Malone, Mrs. Malone and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as set forth in the Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date will occur, and the Transaction Agreement together with certain Subject Instruments (as defined in the Transaction Agreement) will terminate, on May 4, 2019.

We began consolidating Expedia as of the completion of the Expedia Holdings Split-Off on November 4, 2016, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.  As of September 30, 2018, Expedia Holdings beneficially owned approximately 16.0% of the outstanding Expedia common stock which represents a 52.6% voting interest in Expedia. During the third quarter of 2018, the Company purchased 269,646 additional shares of Expedia common stock for approximately $31 million pursuant to and in accordance with the preemptive rights as detailed by the Amended and Restated Governance Agreement with Expedia, dated as of December 20, 2011, by and among the Company, Qurate Retail and Mr. Diller as assigned to and assumed by the Company pursuant to the Assignment and Assumption of Governance Agreement, dated as of November 4, 2016, by and among the Company, LEXE Marginco, LLC, LEXEB, LLC, Qurate Retail, Mr. Diller and Expedia.

Dividends declared by Expedia

During the nine months ended September 30, 2018, Expedia has declared quarterly cash dividends, and has paid in cash an aggregate amount of $138 million to stockholders of which the Company has received $21 million. In addition, in October 2018, Expedia declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on December 6, 2018 to stockholders of record as of the close of business on November 15, 2018.

Expedia share repurchases

In February 2015, Expedia’s Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of its common stock. In April 2018, Expedia’s Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of an additional 15 million shares of its common stock. During the nine months ended September 30, 2018, Expedia repurchased through open market transactions, 5.2 million shares for a total cost of $602 million, excluding transaction costs and the impact of share repurchases as a result of the vesting of equity instruments. As of September 30, 2018 there were approximately 14.7 million shares remaining authorized for repurchase under the 2018 authorization. There is no fixed termination date for the repurchases. Subsequent to the end of the third quarter, Expedia repurchased an additional 0.3 million shares for a total cost of $33 million, excluding transactions costs.

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2018			December 31, 2017
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$880	119	761	682	130	552
Short-term marketable securities	$458	—	458	469	—	469
Equity securities (1)	$161	161	—	264	264	—
Debt	$403	—	403	398	—	398

(1)	Equity securities are included in the Other assets, net line item in the condensed consolidated balance sheet.

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of September 30, 2018, Cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

Expedia holds time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as Cash equivalents and those with remaining maturities of less than one year are classified within Short-term marketable securities.

 During the nine months ended September 30, 2018, we recognized gross unrealized losses related to equity securities of approximately $102 million within Other, net in our condensed consolidated statements of operations. As of

December 31, 2017, prior to our adoption of the new guidance for recognition and measurement of financial instruments, the gross unrealized loss was $9 million and was recognized in other comprehensive income.

(6) Goodwill and Other Intangible Assets

Goodwill and Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

At December 31, 2017 a goodwill impairment was recognized for trivago, one of the Company’s reporting units, which resulted in the carrying value approximating fair value as of that date. trivago’s business environment is a highly competitive and volatile market. Over the first three quarters of 2018 trivago reported revenue and Adjusted OIBDA amounts that were behind previous projections and prior year amounts.    Accordingly, trivago decided to shift its strategy from a focus on aggressive revenue growth with lower profitability to less aggressive revenue growth with higher profitability. As a result of this shift in revenue growth projections it was determined that an indication of impairment existed for trivago’s tradenames. Updated long-term forecasts with new revenue growth assumptions were used to determine fair value as of September 30, 2018. The fair value of the tradenames was determined using the relief from royalty method (Level 3), and an impairment in the amount of $487 million was recorded as of September 30, 2018, in the Impairment of goodwill and intangible assets line item in the condensed consolidated statement of operations. In addition, the Company calculated the fair value of trivago based on the trading price (level 1) of trivago, with a control premium for the Company’s portion (level 2), which was determined with the assistance of a third party specialist, and it was determined that no goodwill impairment existed as of September 30, 2018. As of September 30, 2018, the carrying value of the trivago reporting unit goodwill and tradenames was approximately $1.4 billion and $0.6 billion, respectively.

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Corporate and other	Total
Balance as of January 1, 2018	$15,194	57	15,251
Foreign exchange translation and other	(53)	—	(53)
Impairments (1)	—	(57)	(57)
Balance as of September 30, 2018	$15,141	—	15,141

(1)      During the third quarter of 2018, declining operating results and certain other trends related to Bodybuilding led to an interim impairment test and a determination of fair value.  The fair value of Bodybuilding, including the related intangibles and goodwill, was determined using Bodybuilding’s projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).  The test indicated that Bodybuilding’s goodwill was fully impaired as of September 30, 2018.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $438 million and $517 million for the three months ended September 30, 2018 and 2017, respectively, and $1,281 million and $1,476 million for the nine months ended September 30, 2018 and 2017, respectively. Based on its amortizable intangible assets as of September 30, 2018, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2018	$434
2019	1,296
2020	815
2021	543
2022	372

(7) Long-Term Debt and Capital Lease Obligations

Outstanding debt and capital leases at September 30, 2018 and December 31, 2017 are summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2018	2018	2017
	amounts in millions
Expedia Holdings 1% Exchangeable Senior Debentures due 2047	400	403	398
Expedia 7.456% senior notes due 2018	—	—	519
Expedia 5.95% senior notes due 2020	750	796	814
Expedia 2.5% (€650 million) senior notes due 2022	754	790	823
Expedia 4.5% senior notes due 2024	500	518	520
Expedia 5.0% senior notes due 2026	750	781	784
Expedia 3.8% senior notes due 2028	1,000	991	990
Bodybuilding secured notes	7	7	8
Bodybuilding revolving line of credit due 2020	8	8	10
Capital lease obligations	—	—	1
Total debt and capital lease obligations	$4,169	4,294	4,867
Less portion classified as current		(11)	(538)
Total long-term debt and capital lease obligations		$4,283	4,329

1.0% Exchangeable Senior Debentures

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047 (the “debentures”).  Upon exchange of the debentures, the Company, at its option, may deliver registered EXPE shares, cash or a combination of EXPE and cash. Initially, 5.1566 shares of EXPE (the “EXPE Reference Shares”) are attributable to each $1,000 original principal amount of the debentures, representing an initial exchange price of approximately $193.93 for each share of EXPE. A total of approximately 2.1 million shares of Expedia common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, and commenced on September 30, 2017. The debentures may be redeemed by the Company, in whole or in part, on or after July 5, 2022. Holders of the debentures also have the right to require the Company to purchase their debentures on July 5, 2022.  The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest, plus any final period distribution. The Company has elected to account for the debentures using the fair value option.  The Company estimates the fair value of its debt based on the quoted market price for the same or similar issues or on the current rate offered to it for debt of the same remaining maturities not considered to be trading on active markets (level 2). Accordingly, changes in the fair value of these instruments of $5 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, are recorded as unrealized losses and unrealized gains, respectively, and $1 million and $33 million for the nine months ended September 30, 2018 and 2017, respectively, are recognized as unrealized gains, in the Other, net line item in the condensed consolidated statements of operations. The Company will make an additional distribution on the debentures if Expedia makes a distribution of cash on the EXPE Reference Shares in excess of $0.28 (an “Excess Regular Cash Dividend”). Expedia began paying Excess Regular Cash Dividends during the third quarter of 2017. The Company will make additional distributions on the debentures under certain circumstances.

Expedia Outstanding Debt

Expedia 7.456% senior notes due 2018

In August 2018, Expedia’s $500 million in registered senior unsecured notes that bore interest at 7.456% matured and the balance was repaid.

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at September 30, 2018 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered senior unsecured notes outstanding at September 30, 2018 that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”). The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year. Expedia may redeem the Expedia 2.5% Notes at its option, in whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at September 30, 2018 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.0% senior notes due 2026

Expedia has $750 million in registered senior unsecured notes outstanding at September 30, 2018 that are due in February 2026 and bear interest at 5.0% (the "Expedia 5.0% Notes"). The Expedia 5.0% Notes were issued at 99.535% of par. Interest is payable semi-annually in arrears in February and August of each year. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 3.8% senior notes due 2028

Expedia has $1 billion in senior unsecured notes outstanding at September 30, 2018 that are due in February 2028 and bear interest at 3.8% (the "Expedia 3.8% Notes"). The Expedia 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. Expedia may redeem the Expedia 3.8% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 3.8% Notes prior to November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 3.8% Notes on or after November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest.

The Expedia 5.95%, 2.5%, 4.5%, 5.0% and 3.8% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. In addition, the Notes include covenants that limit Expedia’s ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of its assets. The Expedia 5.95%, 2.5%, 4.5%, 3.8% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

Expedia Credit Facility

Expedia maintains a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, and expires in May 2023. As of September 30, 2018, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 1.25% and the commitment fee on undrawn amounts at 0.175% as of September 30, 2018. The facility contains covenants including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of September 30, 2018, there were $14 million of outstanding stand-by LOCs issued under the facility.

Expedia entered into the current credit facility in May 2018 and replaced its prior $1.5 billion unsecured revolving credit facility that was due to expire in February 2021.  As of December 31, 2017, Expedia had no revolving credit facility borrowings outstanding under the prior facility and $14 million of outstanding stand-by LOCs issued under that facility.

In addition, one of Expedia’s international subsidiaries maintains a €50 million uncommitted credit facility, which is guaranteed by Expedia and may be terminated at any time by the lender. As of September 30, 2018, there were no borrowings outstanding under this facility.

Bodybuilding Secured Notes

As of September 30, 2018, Bodybuilding has two outstanding secured notes. Principal and interest payments on the secured notes are payable monthly. One of the secured notes has an interest rate of 4.14% and the other is variable at LIBOR plus 2.50%  (4.63% at September 30, 2018). The maturity dates on the secured notes range from 2019 to 2022. As of September 30, 2018, the total outstanding balance of the secured notes is $7 million.

Bodybuilding Revolving Line of Credit

As of September 30, 2018, Bodybuilding has a revolving line of credit (the "Revolver") which is secured by substantially all of Bodybuilding’s assets. The maximum amount allowed under the Revolver is $25 million. Bodybuilding periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. The Revolver matures on January 20, 2020. The outstanding balance accrued interest at the CB Floating Rate less 1.0%, with a rate option balance that accrued interest at LIBOR plus 1.75%. As of September 30, 2018, the outstanding balance on the Revolver was approximately $8 million subject to an interest rate of 3.88%.  Additionally, pursuant to an amendment during the first quarter of 2018, Bodybuilding does not need to comply with the fixed charge coverage ratio covenant until January 31, 2019.

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

September 30,
2018
Expedia 7.456% senior notes due 2018	$—
Expedia 5.95% senior notes due 2020	$784
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$793
Expedia 4.5% senior notes due 2024	$504
Expedia 5.0% senior notes due 2026	$767
Expedia 3.8% senior notes due 2028	$926

(1)	Approximately 683 million Euro as of September 30, 2018.

The Company believes that the carrying value of its Revolver and secured notes approximated fair value at September 30, 2018 and December 31, 2017.

Covenant Compliance

Expedia Holdings, Expedia and Bodybuilding were in compliance with their debt covenants which consist of both financial and non-financial covenants as of September 30, 2018.

(8) Commitments and Contingencies

Leases

The Company leases certain warehouse and office space, equipment, furniture and computer software under both capital and noncancelable operating leases that expire at various dates through 2026. The Company is responsible, under all leases, for related building maintenance and property taxes. Certain leases contain periodic rent escalation adjustments and renewal options. Total rental expense was $46 million and $45 million for the three months ended September 30, 2018 and 2017, respectively, and $139 million and $127 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Litigation Relating to Occupancy Taxes. Ninety-six lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Ten lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-five of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-one dismissals were based on a finding that Expedia and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $40 million as of September 30, 2018. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within Legal reserves, occupancy tax, restructuring and related reorganization charges and other in the condensed consolidated statements of operations.

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

The Hawaii Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions.  Those assessments are under review in the Hawaii tax courts. The Hawaii tax court has scheduled trial on the agency hotel and car rental matters for February 4, 2019. On December 29, 2017, the defendant online travel companies filed a motion for partial summary judgment. On January 10, 2018, the Department of Taxation has asked the tax court to stay proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below; the defendants opposed that request. On February 5, 2018, the tax court granted the motion to stay.

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

San Francisco (Occupancy Tax). During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the City of San Francisco and, in May 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the City of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court in the City of San Diego, California Litigation.  The California Court of Appeals lifted the stay, and on May 23, 2018, affirmed the trial court’s holding that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On July 2, 2018, the City of San Francisco filed a petition for review by the California Supreme Court, which was denied on August 29, 2018.  On September 13, 2018, the City of San Francisco refunded all pay-to-play payments made by the Expedia companies (including Orbitz), along with accumulated interest. The $78 million refund was recorded as a gain within Legal reserves, occupancy tax, restructuring and related reorganization charges and other in the condensed consolidated statement of operations and the $19 million of accumulated interest to interest income during the three months ended September 30, 2018.

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

Competition and Consumer Protection Matters. Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Expedia is or has been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia entities and accommodation providers, sometimes also referred to as "most favored nation" provisions, are anti-competitive.

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

With effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in agreements with European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis.  Following the implementation of Expedia’s waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia or a decision not to open an investigation or inquiry involving Expedia.  Below are descriptions of additional rate parity-related matters of note in Europe.

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

Legislative bodies in France (July 2015), Austria (December 2016) and Italy (August 2017) have also adopted new domestic anti-parity clause legislation.  Expedia believes each of these pieces of legislation violates both EU and national legal principles and therefore, Expedia has challenged these laws at the European Commission. Moreover, in Belgium, new domestic anti-parity legislation entered into force on August 20, 2018.

A motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament. The Swiss government is now required to draft legislation implementing the motion. Expedia is unable to predict whether and with what content legislation will ultimately be adopted and, if so, when this might be the case.  It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.

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

In addition, regulatory authorities in Europe (including the UK Competition and Markets Authority, or “CMA”), Australia, and elsewhere have initiated market studies, and/or inquiries and investigations into online marketplaces and how information is presented to consumers using those marketplaces, investigating practices such as search results rankings and algorithms, discount claims,  disclosure of charges, and availability and similar messaging.  On June 28, 2018, the CMA announced that it will be requiring hotel booking websites to take action to address concerns identified in the course of its ongoing investigation.

Expedia is cooperating with regulators in the investigations described above where applicable, but is unable to predict what, if any, effect such actions will have on its business, industry practices or online commerce more generally.

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

For the nine months ended September 30, 2018, Expedia Holdings has identified Expedia as its reportable segment. Expedia is a consolidated subsidiary of the Company that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment.

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

Performance Measures

	Three months ended September 30,
	2018		2017
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$3,276	891	2,963	715
Corporate and other	55	(5)	66	(2)
	$3,331	886	3,029	713

	Nine months ended September 30,
	2018		2017
	Revenue from		Revenue from
	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA

	amounts in millions
Expedia	$8,664	1,482	7,675	1,241
Corporate and Other	181	(9)	230	—
	$8,845	1,473	7,905	1,241

Other Information

	September 30, 2018
	Total	Capital
	assets	expenditures

	amounts in millions
Expedia	$32,888	634
Corporate and other	181	5
	$33,069	639

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

	amounts in millions
Consolidated segment Adjusted OIBDA	$886	713	1,473	1,241
Legal reserves, occupancy tax, restructuring and related reorganization charges and other	79	(3)	74	(39)
Stock-based compensation	(56)	25	(160)	(92)
Depreciation and amortization	(489)	(583)	(1,442)	(1,669)
Impairment of goodwill and intangible assets	(544)	—	(544)	—
Operating income (loss)	(124)	152	(599)	(559)
Interest expense	(32)	(29)	(103)	(88)
Other, net	(17)	(23)	(38)	(71)
Earnings (loss) before income taxes	$(173)	100	(740)	(718)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our businesses, the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries) that could cause actual results or events to differ materially from those anticipated:

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

Explanatory Note

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive"), now known as Qurate Retail, Inc. (“Qurate Retail”), authorized management to pursue a plan to distribute to holders of its then-outstanding Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Qurate Retail's former ownership interest in Expedia Group, Inc. (formerly “Expedia, Inc.”) ("Expedia"), as well as Qurate Retail's former wholly-owned subsidiary Vitalize, LLC (which we refer to as “Bodybuilding”).

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

Overview

Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. We own an approximate 16.0% equity interest and 52.6% voting interest in Expedia as of September 30, 2018.

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

For a more detailed discussion and analysis of the financial results of our principal reportable segment see “Results of Operations – Expedia” below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

	amounts in millions
Revenue
Expedia	$3,276	2,963	8,664	7,675
Corporate and other	55	66	181	230
Consolidated Expedia Holdings	$3,331	3,029	8,845	7,905

Operating income (loss)
Expedia	(59)	158	(522)	(549)
Corporate and other	(65)	(6)	(77)	(10)
Consolidated Expedia Holdings	$(124)	152	(599)	(559)

Adjusted OIBDA
Expedia	891	715	1,482	1,241
Corporate and other	(5)	(2)	(9)	—
Consolidated Expedia Holdings	$886	713	1,473	1,241

Revenue

Consolidated Expedia Holdings revenue increased $302 million and $940 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year.

The increase in revenue during 2018 was primarily due to a $313 million and $989 million increase in revenue from Expedia during the three and nine months ended September 30, 2018, respectively. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.

The $313 million and $989 million increase in revenue at Expedia during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year, was partially offset by a decrease in Corporate and other revenue of $11 million and $49 million during the same respective periods due to a decrease in Bodybuilding revenue. The decrease in Bodybuilding revenue during the current year was primarily driven by a 26% decrease in store visits, leading to a decrease in order volumes from the prior year by approximately 21%. The site visit declines to the retail website are the result of a decrease in traffic from search engine optimization marketing channel due to algorithmic and ranking changes, combined with a decrease in direct navigation to the retail website as a result of distributed content now available on many social media feeds and increased product discovery on competitor channels. Strategic changes to shipping and advertising revenue also contributed to the revenue decrease, as free and flat rate shipping was launched to improve the customer experience. The decrease in revenue during the nine months ended September 30, 2018 was primarily due to a 25% decline in store visits and a 21% decrease in order volumes.

Operating Income (Loss)

Consolidated Expedia Holdings operating income decreased $276 million and operating loss increased $40 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year.

Expedia operating income decreased $217 million and operating loss decreased $27 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017. The decreases in the three and nine months ended September 30, 2018 were the result of a $487 million impairment of trivago’s tradenames that was recorded by the Company during the third quarter of 2018, partially offset by lower amortization resulting from accelerated expense recognition in the prior year.  Expedia’s operating income (loss) for the three and nine months ended September 30, 2018 and 2017 includes acquisition accounting adjustments. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.

Corporate and other operating loss increased $59 million and $67 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, due to the $57 million goodwill impairment at Bodybuilding (see note 6 to the accompanying condensed consolidated financial statements) as well as increased operating loss at Bodybuilding. Bodybuilding’s operating loss increased for the three months ended September 30, 2018 as compared to the corresponding period in the prior year, primarily as a result of an $11 million decline in revenue, as discussed above, partially offset by an $8 million decrease in operating expenses, primarily due to reduced cost of goods sold as a result of a decrease in product sales. Bodybuilding’s operating loss increased for the nine months ended September 30, 2018, as compared to the corresponding period in the prior year, primarily as a result of a $49 million decline in revenue, as discussed above, partially offset by a $41 million decrease in operating expenses. The decrease in Bodybuilding’s operating expense was primarily due to a $36 million decrease in cost of goods sold as a result of a 21% decrease in the number of orders year over year, and a $5 million decrease in operating expenses primarily due to a decrease in personnel expenses.

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

Consolidated Expedia Holdings Adjusted OIBDA increased $173 million and $232 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year.

Expedia Adjusted OIBDA increased $176 million and $241 million during the three and nine months ended September 30, 2018, respectively, when compared to the corresponding periods in 2017. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.

Additionally, corporate and other Adjusted OIBDA decreased $3 million and $9 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The changes in both periods were primarily due to changes in Bodybuilding Adjusted OIBDA, primarily as a result of the revenue and operating expense fluctuations discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

	amounts in millions
Interest expense
Expedia	$(31)	(27)	(99)	(81)
Corporate and other	(1)	(2)	(4)	(7)
Consolidated Expedia Holdings	$(32)	(29)	(103)	(88)

Other, net
Expedia	$(12)	(22)	(40)	(41)
Corporate and other	(5)	(1)	2	(30)
Consolidated Expedia Holdings	$(17)	(23)	(38)	(71)

Interest expense

Consolidated Expedia Holdings interest expense increased $3 million and $15 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in 2018 was primarily as a result of the Expedia 3.8% senior notes due 2028 that were issued in September 2017, partially offset by the August 2018 maturity of Expedia’s 7.456% senior notes.

Other, net

Other expense decreased $6 million and $33 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year.  Expedia Other expense decreased by $10 million and $1 million for the three and nine months ended September 30, 2018, compared to the same periods in the prior year primarily due to unrealized losses on Expedia’s minority equity investment in Despegar, offset by foreign exchange gains and interest and dividend income.  Corporate and other Other expense increased $4 million and decreased $32 million for the three and nine months ended September 30, 2018, respectively, primarily due to a $4 million decrease and a $35 million increase in unrealized gains, respectively, on the Expedia Holdings 1% Exchangeable Senior Debentures due 2047.

Income tax benefit (expense)

We had income tax benefits of $120 million and $231 million for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, the effective tax rate is greater than the U.S. statutory tax rate of 21% due to income tax benefits from losses in foreign jurisdictions taxed at rates other than the 21% U.S. federal tax rate and an increase in federal tax credits, partially offset by excess tax expense related to share-based compensation, changes in unrecognized tax benefits, and changes in the valuation allowance. For the nine months ended September 30, 2018, the effective rate is greater than the U.S. statutory tax rate of 21% due to income tax benefits from losses in foreign jurisdictions taxed at rates other than the 21% U.S. federal tax rate and an increase in federal tax credits, partially offset by changes in unrecognized tax benefits, excess tax expense related to share-based compensation, and changes in the valuation allowance. We had an income tax benefit of $23 million and $259 million for the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2017, the effective tax rate was less than the U.S. statutory tax rate of 35% income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, an increase in federal tax credits, and the effect of state taxes, partially offset by changes in unrecognized tax benefits and the recognition of excess tax expense and windfalls related to share-based compensation. For the nine months ended September 30, 2017, the effective tax rate is greater than the U.S. statutory rate due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, an increase in federal tax credits, and the effect of state taxes, partially offset by changes in unrecognized tax benefits and the recognition of excess tax expense and windfalls related to share-based compensation.

Net earnings (losses)

We had net losses of $53 million and earnings of $123 million for the three months ended September 30, 2018 and 2017, respectively, and net losses of $509 million and $459 million for the nine months ended September 30, 2018 and 2017, respectively. The change in net earnings and net losses were the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Material Changes in Financial Condition

As of September 30, 2018, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

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

As of September 30, 2018 the Company had a cash balance of $3,012 million. Approximately $2,920 million of the cash balance is held by Expedia. Although we have an approximate 52.6% voting interest in Expedia as of September 30, 2018, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 16.0% economic interest in Expedia as of September 30, 2018. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. Even upon consolidation of Expedia, we do not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of September 30, 2018,  the total cash and cash equivalents and short-term investments held outside the United States was $1.4 billion ($1.2 billion in wholly-owned foreign subsidiaries and $180 million in majority-owned subsidiaries of Expedia).

As of September 30, 2018, Expedia has $2.0 billion available for borrowing under its revolving credit facility. As of September 30, 2018, the Company has a corporate cash balance of approximately $91 million.

Expedia Holdings does not have a debt rating.

Expedia Holdings, Expedia and Bodybuilding were in compliance with their debt covenants as of September 30, 2018.

	Nine months ended
	September 30,
	2018	2017

	amounts in millions
Cash flow information
Expedia net cash provided (used) by operating activities	$2,120	1,946
Corporate and other net cash provided (used) by operating activities	(4)	(2)
Net cash provided (used) by operating activities	$2,116	1,944
Expedia net cash provided (used) by investing activities	$(655)	(1,479)
Corporate and other net cash provided (used) by investing activities	(5)	(6)
Net cash provided (used) by investing activities	$(660)	(1,485)
Expedia net cash provided (used) by financing activities	$(1,154)	861
Corporate and other net cash provided (used) by financing activities	(13)	63
Net cash provided (used) by financing activities	$(1,167)	924
Effect of foreign exchange rate changes on cash and cash equivalents	$(119)	143

During the nine months ended September 30, 2018, our Corporate and other primary sources of cash were dividends received from Expedia of approximately $21 million. Our Corporate and other primary uses of cash were capital expenditures of $5 million and purchase of shares of Expedia of $31 million (see note 4 to the accompanying condensed consolidated financial statements). This use of cash was funded by cash on hand and cash provided by operating activities.

The projected use of our cash will be continued investment in the Bodybuilding business and potential additional investments in new or existing businesses.

During the nine months ended September 30, 2018, Expedia’s primary uses of cash included $634 million in capital expenditures, $620 million in share repurchases, $500 million in repayment of long-term debt and $138 million of cash dividends paid (including $21 million paid to Expedia Holdings). These uses of cash were funded by cash on hand, cash provided by operating activities, cash provided by the exercise of options and employee stock purchase plans.

The $119 million effect of foreign exchange rate changes on cash and cash equivalents during the nine months ended September 30, 2018 reflects appreciations of foreign currencies during the period.

Expedia’s ongoing investments include but are not limited to improvements in infrastructure, which include its servers, networking equipment and software, release improvements to its software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, Expedia began its expansion into the cloud computing environment. While cloud computing expenses are expected to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to Expedia’s data centers over time. Expedia’s future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of its business strategy. For the new headquarters Expedia expects to spend approximately $900 million, with final estimates contingent on completion of design plans and final determination of completed office space required in the initial build out as well as impacts from any additional tariffs.  Of the total approximately $30 million was spent in 2016 and approximately $70 million in 2017. During 2018 and 2019, Expedia expects to spend $230 million to $250 million, having incurred approximately $120 million year-to-date, and $425 million to $475 million, respectively, with the remaining costs to be incurred in 2020.

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

As of September 30, 2018, we own an approximate 16.0% equity interest and 52.6% voting interest in Expedia. Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of EXPE and Expedia class B common stock owned by Qurate Retail. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (May 4, 2018, the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone, Leslie Malone, Qurate Retail and the Company (the “Transaction Agreement”).  On March 6, 2018, the Company, Qurate Retail, Mr. Malone, Mrs. Malone and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as listed in the Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date will occur, and the Transaction Agreement together with certain Subject Instruments (as defined in the Transaction Agreement) will terminate, on May 4, 2019.

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

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings. The amounts included in the table below represent Expedia's stand-alone results for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Revenue	$3,276	2,966	8,664	7,741
Operating expenses, excluding stock-based compensation	(2,385)	(2,248)	(7,182)	(6,434)
Adjusted OIBDA	891	718	1,482	1,307
Depreciation and amortization	(243)	(227)	(723)	(653)
Stock-based compensation	(54)	(7)	(154)	(104)
Impairment of goodwill	—	—	(61)	—
Legal reserves, occupancy tax and other	78	1	74	(23)
Restructuring and related reorganization charges	—	(4)	—	(16)
Operating income (loss)	$672	481	618	511

Expedia's revenue increased $310 million and $923 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in 2018 was primarily driven by growth in the Expedia’s Core Online Travel Companies (“Core OTA”), including growth at Brand Expedia, Hotels.com and Expedia Partner Solutions (“EPS”), as well as growth at HomeAway.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Revenue by Service Type
Lodging	$2,347	2,102	5,951	5,246
Air	209	189	674	608
Advertising and media (1)	302	299	858	858
Other	418	376	1,181	1,029
Total revenue	$3,276	2,966	8,664	7,741

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

Lodging revenue increased 12% and 13% for the three and nine months ended September 30, 2018, compared to the same periods in 2017, driven by growth at HomeAway, Hotels.com, EPS and Brand Expedia. Room nights stayed increased 13% for both the three and nine months ended September 30, 2018, compared to the same periods in 2017, and revenue per room night declined 1% for the three months ended September 30, 2018 and was essentially flat for the nine months ended September 30, 2018, compared to the same periods in 2017.

Worldwide air revenue increased 11% for both the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, on a 4% increase in air tickets sold for both periods as well as a 6% and 7% increase in revenue per ticket. Air revenue growth included an approximately 3.0% and 3.5% benefit due to an accounting change related to revenue classification of certain fees, which were previously recorded as a contra-revenue but now classified as cost of revenue with no net impact to operating income (loss).

Advertising and media revenue increased 1% for the three months ended September 30, 2018 and was essentially flat for the nine months ended September 30, 2018, compared to the same periods in 2017, due to continued growth at Expedia Group Media Solutions, mostly offset by a decline at trivago for both periods. All other revenue, which includes car rental, destination services and fee revenue related to Expedia’s corporate travel business, increased by 11% and 15% for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to growth in travel insurance products and car rental revenue.

In addition to the above service category revenue discussion, Expedia’s revenue by business model is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Revenue by Business Model
Merchant	$1,688	1,559	4,554	4,111
Agency	876	803	2,311	2,058
Advertising and media	302	299	858	858
HomeAway	410	305	941	714
Total revenue	$3,276	2,966	8,664	7,741

Merchant revenue increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. Agency revenue increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to the growth in agency hotel and air. HomeAway revenue increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to growth in transactional revenue of approximately 50% and 60%, driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 20% and 25%.

The increase in operating expenses during 2018 was primarily due to a $40 million and $384 million increase in selling and marketing expense during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. The increase for the three months ended September 30, 2018 was primarily due to higher indirect costs of $36 million which were driven by growth in personnel in the lodging supply organization, and the increase for the nine months ended September 30, 2018 was driven by higher direct costs of $246 million, including online and offline marketing expenses. Hotels.com, EPS and HomeAway accounted for the majority of the total direct cost increases. Additionally, technology and content expenses increased $54 million and $185 million during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to increased personnel and overhead of $29 million and $103 million from investments in Expedia’s ecommerce platform and products and growth at HomeAway, as well as inorganic impact from acquisitions. Additionally, the increase in cost of revenue during 2018 was driven by $20 million and $82 million of higher customer operations expenses, including direct and headcount costs to support the growth of the business, as well as $18 million and $82 million of higher data center, cloud and other costs during the three and nine months ended September 30, 2018, as compared to the same periods in the prior year.

The increase in depreciation and amortization during 2018 was primarily due to increased depreciation and amortization of technology and data center assets, and increased amortization of intangible assets during the period related to new business acquisitions.

Stock-based compensation increased during the three and nine months ended September 30, 2018 as compared to the same periods in 2017, primarily as a result of the prior year reversal of approximately $41 million of previously recognized stock-based compensation expense related to the departure of Expedia’s former CEO in September 2017.

During the nine months ended September 30, 2018, Expedia recognized a goodwill impairment charge of $61 million related to a reporting unit within its Core OTA segment.

Legal reserves, occupancy tax and other consists of changes in Expedia’s reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves. During the three months ended September 30, 2018, Expedia received a refund of prepaid pay-to-play payments of $78 million from the City of San Francisco and recorded a related gain in legal reserves, occupancy tax and other.

Expedia recognized no restructuring and related charges in the three and nine months ended September 30, 2018, and $4 million and $16 million during the same periods in 2017.  The expenses in 2017 related to activities to centralize and optimize certain operations as well as migrate technology platforms as a result of acquisitions.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings:

	Three months ended September 30, 2018
	As Reported by Expedia	Acquisition Accounting and Other Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$3,276	—	3,276
Operating expenses, excluding stock-based compensation	(2,385)	—	(2,385)
Adjusted OIBDA	891	—	891
Depreciation and amortization	(243)	(241)	(484)
Stock-based compensation	(54)	(3)	(57)
Impairment of goodwill and intangible assets (1)	—	(487)	(487)
Other operating income (expenses)	78	—	78
Operating income (loss)	$672	(731)	(59)

	Nine months ended September 30, 2018
	As Reported by Expedia	Acquisition Accounting and Other Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$8,664	—	8,664
Operating expenses, excluding stock-based compensation	(7,182)	—	(7,182)
Adjusted OIBDA	1,482	—	1,482
Depreciation and amortization	(723)	(707)	(1,430)
Stock-based compensation	(154)	(7)	(161)
Impairment of goodwill and intangible assets (1)	(61)	(426)	(487)
Other operating income (expenses)	74	—	74
Operating income (loss)	$618	(1,140)	(522)

(1)

As Expedia Holdings views its reporting units on a different level than Expedia, Expedia Holdings determined that it had no indicators of impairment to goodwill for Expedia’s Core OTA reporting unit for the nine months ended September 30, 2018 and reversed Expedia’s $61 million goodwill impairment.  Expedia Holdings recorded an impairment of trivago’s tradenames of $487 million that was not recorded by Expedia (see note 6 to the accompanying condensed consolidated financial statements).

	Three months ended September 30, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,966	(3)	2,963
Operating expenses, excluding stock-based compensation	(2,248)	—	(2,248)
Adjusted OIBDA	718	(3)	715
Depreciation and amortization	(227)	(352)	(579)
Stock-based compensation	(7)	32	25
Other operating income (expenses)	(3)	(1)	(4)
Operating income (loss)	$481	(324)	157

	Nine months ended September 30, 2017
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$7,741	(66)	7,675
Operating expenses, excluding stock-based compensation	(6,434)	(1)	(6,435)
Adjusted OIBDA	1,307	(67)	1,240
Depreciation and amortization	(653)	(1,003)	(1,656)
Stock-based compensation	(104)	9	(95)
Other operating income (expenses)	(39)	—	(39)
Operating income (loss)	$511	(1,061)	(550)

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

As of September 30, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$3,754	4.30%
Corporate and Other	$11	4.07%	$404	1.04%

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

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in Other, net. As of September 30, 2018, Expedia had a net forward asset of $23 million included in Other current assets.  Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing its foreign exchange risk is to reduce to the extent practicable its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

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

During the three months ended September 30, 2018 and 2017, Expedia recorded net foreign exchange rate gains of $3 million and losses of $11 million, respectively, and during the nine months ended September 30, 2018 and 2017, Expedia recorded net foreign exchange rate gains of $51 million and losses of $2 million, respectively. As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, and principal accounting and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Bodybuilding are party to legal proceedings and claims involving property, occupancy taxes, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. There are no material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2017 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, no shares of Series A Expedia Holdings common stock and no shares of Series B Expedia Holdings common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Fifth Amendment, dated as of September 10, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent (incorporated by reference to Exhibit 10.1 to Expedia Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on October 26, 2018 (File No. 001-37429)).

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

LIBERTY EXPEDIA HOLDINGS, INC.

Date: November 1, 2018	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: November 1, 2018	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2