Form 10-K
period 2018-12-31
Liberty Expedia Holdings, Inc.
filed 2019-02-08
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of Liberty Expedia Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 29,  2018, was $2.4 billion.

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of January 31, 2019 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,496,241	2,830,174

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on

Form 10-K.

LIBERTY EXPEDIA HOLDINGS, INC.

2018 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

General Development of Business

During November 2015, the board of directors of Liberty Interactive Corporation, now known as Qurate Retail, Inc. (“Qurate Retail”) authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings," the "Company," “us,” “we,” or “our” as discussed below) (the "Expedia Holdings Split-Off"). Expedia Holdings was formed as a Delaware Corporation in 2015. Immediately following the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Qurate Retail's former ownership interest in Expedia Group, Inc. ("Expedia"), as well as Qurate Retail's former wholly-owned subsidiary Vitalize, LLC  (which we refer to as Bodybuilding.com (“Bodybuilding”)).  As of December 31, 2018, Expedia Holdings beneficially owned approximately 16.2% of the outstanding Expedia common stock and 53.0% of the voting interest in Expedia. Bodybuilding became a wholly owned subsidiary of Qurate Retail in October 2015 when Qurate Retail purchased the remaining ownership interest in Bodybuilding.

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

Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to a stockholders agreement (the “Stockholders Agreement”) with Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock ("EXPE") and Expedia class B common stock (the “Expedia class B common stock,” and together with EXPE, the “Expedia common stock”) then owned by Qurate Retail.  Qurate Retail was also subject to a governance agreement (the “Governance Agreement”) with Expedia which provided for the right to nominate 20% of the members of Expedia's board of directors, which was comprised of 13 members (three of which were nominated by Qurate Retail). The Governance Agreement also provided for registration and other rights and imposed certain restrictions on the ownership of shares of Expedia class B common stock. Pursuant to the Governance Agreement, Qurate Retail had (and, following the completion of the Expedia Holdings Split-Off, the Company has) preemptive rights that entitle it to purchase a number of shares of Expedia common stock (excluding certain issuances related to options, warrants or convertible securities) so that Qurate Retail or the Company, as applicable, would or will maintain the identical ownership interest in Expedia (subject to certain adjustments) that it had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Qurate Retail or the Company, as applicable, would or will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Qurate Retail or the Company, as applicable, opted or opts to acquire shares of EXPE in lieu of shares of Expedia class B common stock. Based on the Stockholders Agreement and the Governance Agreement, the Company determined that, prior to the Expedia Holdings Split-Off, it did not control Expedia but instead had significant influence with respect to Expedia and accordingly, accounted for its investment in Expedia as an equity method affiliate.

In connection with the Expedia Holdings Split-Off, (a), the Governance Agreement and Stockholders Agreement were assigned by Qurate Retail to the Company and (b) Mr. Diller ceased to directly control a majority voting interest in Expedia by irrevocably assigning (the “Diller Assignment”) the Diller Proxy to the Company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone (“Malone”), Leslie Malone (“Mrs. Malone” and together with Malone, the “Malone Group”), Qurate Retail and the Company (the “Amended and Restated Transaction Agreement” and the date on which such termination event occurs, the “Proxy Arrangement Termination Date”).   On March 6, 2018, the Company, Qurate Retail, Mr. Malone, Mrs. Malone and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Amended and Restated Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as set forth in the Amended and Restated Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date will occur, and the Transaction Agreement together with certain Subject Instruments (as defined in the Transaction Agreement) will terminate, on May 4, 2019. By virtue of (i) certain governance rights with respect to the Company as set forth in the Company’s restated certificate of incorporation (the “Restated Charter”), an amendment to the Stockholders Agreement and the Amended and Restated Transaction Agreement and (ii) the grant by the Malone Group to Mr. Diller of an irrevocable proxy to vote, subject to certain exceptions, shares of the Company’s common stock beneficially owned by the Malone Group upon the completion of the Expedia Holdings Split-Off or thereafter for a period of time ending upon termination of Mr. Diller's assignment of the Diller Proxy (the arrangements described in clauses (i) and (ii), together with the Diller Assignment, the “Proxy Arrangements”), Mr. Diller will be able to elect and replace the directors of the Company who will determine how the Company will exercise certain rights and vote the shares of EXPE and Expedia class B common stock owned by the Company in the election of Expedia directors, though Malone will retain the ability to remove such directors of the Company. The rights under the Governance Agreement and Stockholders Agreement, each as assigned and amended, will be maintained even upon termination of the Proxy Arrangements. As a result, Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia.

On February 1, 2019, a member of Expedia management, as authorized by a special committee of disinterested directors formed by the Board of Directors of Expedia (the “Special Committee”), conveyed to a member of the Company’s management a proposal for Expedia to acquire the outstanding shares of the Company in a business combination transaction in which the outstanding shares of the Company’s Series A and Series B common stock would be exchanged for newly issued shares of common stock, par value $0.0001 per share, of Expedia (the “Expedia Common Stock”).  Over the course of the next two days, the member of Expedia management, as authorized by the Special Committee, and the member of the Company’s management, as authorized by a committee of the Company’s Board of Directors, engaged in discussions regarding a possible exchange ratio for the transaction. As of the date of this Annual Report, (i) Expedia management had last proposed a possible exchange ratio of 0.347 of a share of Expedia Common Stock, and (ii) the Company’s management had last proposed a possible exchange ratio of 0.373 of a share of Expedia Common Stock, in each case, for each outstanding share of the Company’s Series A and Series B common stock, and subject to the negotiation of mutually acceptable transaction agreements.

The Company and Expedia expect that there may be continued discussions among the parties regarding a potential transaction and related matters, including the terms of any continuing governance agreement between Mr. Diller and Expedia.  There can be no assurance that the continued discussions will result in the entry into a definitive agreement concerning a transaction (or the terms and conditions thereof) or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement.  Discussions concerning a possible transaction may be terminated at any time and without prior notice. The Company does not intend to disclose developments with respect to the foregoing unless and until its Board of Directors and the Board of Directors of Expedia have approved a specific transaction, if any, except as may be required by law.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the proposed business combination with Expedia; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk —  Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological changes;
•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
•	fluctuations in foreign currency exchange rates; and
•	uncertainties related to the negotiations and completion of the proposed business combination with Expedia.

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

Narrative Description of Business

The following table identifies our subsidiaries.

Consolidated Subsidiaries:

Expedia Group, Inc. (Nasdaq:EXPE)

Vitalize, LLC  (which we refer to as Bodybuilding.com)

Expedia

Expedia is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio—including more than 1,000,000 properties, including over 370,000 of HomeAway’s over 1.8 million online bookable vacation rental listings in 200 countries and territories, over 500 airlines, packages, rental cars, cruises, insurance, as well as destination services and activities. Travel suppliers distribute and market products via Expedia’s desktop and mobile offerings, as well as through alternative distribution channels, its private label business and its call centers in order to reach its extensive, global audience. In addition, Expedia’s advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

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

Portfolio of Brands

Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. Expedia knows that consumers typically visit multiple travel websites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of its websites. Expedia also markets to consumers through a variety of channels, including internet search and metasearch and social media websites, and having multiple brands appear in search results also increases the likelihood of attracting visitors. In addition, Expedia's brands tailor their product offerings and websites to particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while the Classic Vacations brand targets high-end, luxury travelers. Brand Expedia spans the widest swath of potential customers with multi-product travel options across a broad value spectrum, while the Hotels.com brand focuses specifically on a hotel only product offering.

Brand Expedia. Brand Expedia is a leading full-service online travel brand with localized websites in over 30 countries covering 18 languages offering a wide selection of travel products and services. Through an award-winning mobile app and Expedia-branded websites, travelers have access to the latest technology that delivers airline tickets, lodging, car rentals, cruises, insurance and other travel needs — such as airport transfers, tickets to attractions and tours, from hundreds of thousands of suppliers, on both a standalone and package basis. Across the more than 20 years that Expedia has been helping people travel with confidence and ease, the company has learned that travelers benefit when Expedia continually improves and optimizes its offering, to ensure that travelers the world over can book the trip they need, in the manner they choose, at any point and save. That commitment has propelled Expedia to a leadership position within travel, and ensures that Expedia can continue to help millions of travelers experience the world.

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

Expedia Partner Solutions.    Expedia Partner Solutions is the purely partner-focused arm of Expedia. Expedia Partner Solutions,  partners with businesses across a wide range of verticals including loyalty programs, airlines, travel agents and online retailers who remarket Expedia Partner Solutions’ accommodation rates and availabilities to their travelers. Partners can access its accommodations in the way that best suits their business, whether that is a fully customizable environment through Expedia Partner Solutions’ API,  Rapid; or an ‘off-the-shelf,’ white-label or co-branded online template solution Hotels.com for partners; or a powerful agent tool, Expedia TAAP.

trivago.    trivago N.V. (“trivago”) is Expedia's majority-owned hotel metasearch company, based in Dusseldorf, Germany. The online platform gives travelers access to price comparisons from more than 400 booking websites for over 3.0 million hotels and other accommodations, including over 1.5 million units of alternative accommodations,  in over 190 countries. Officially launched in 2005, trivago is a leading global brand in hotel search and can be accessed worldwide via 55 localized websites and apps in 33 languages. Subsequent to its initial public offering (“IPO”) in December 2016, the company is listed on the Nasdaq Global Select Market and trades under the symbol “TRVG”.

HomeAway.    In December 2015, Expedia acquired HomeAway, Inc. (“HomeAway”), which operates an online marketplace for the alternative accommodations industry. The HomeAway portfolio includes the vacation rental websites HomeAway, which operates 55 localized websites around the world, and VRBO. In addition, HomeAway operates several regional brands around the world and offers software solutions to property managers.

Egencia.    Expedia’s full-service travel management company offers travel products and services to businesses and their corporate travelers. Egencia maintains a global presence in more than 60 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, a global technology platform coupled with local telephone assistance with expert travel consultants, relevant supply targeted at business travelers, and consolidated reporting for its clients. Egencia charges its corporate clients account management fees, as well as transactional fees for various contacts made as part of the travel process. In addition, Egencia provides on-site agents to some corporate clients to provide in-house, seamless support. Egencia also offers consulting and meeting management services as well as advertising opportunities. Expedia believes the corporate travel sector represents a significant opportunity for Expedia through Egencia’s compelling technology solution for businesses seeking to improve employees’ travel experiences and optimize travel costs by moving the focus of the corporate travel program to online and mobile services versus the traditional call center approach.

Orbitz, CheapTickets, ebookers.    In September 2015, Expedia acquired Orbitz Worldwide, Inc. (“Orbitz”), including all of its assets and portfolio brands including Orbitz, CheapTickets and ebookers. The Orbitz reward program allows travelers to earn rewards on flights, hotels and packages that can be instantly redeemed on tens of thousands of hotels worldwide. Budget travel site CheapTickets gives customers more ways to save on their next trip with last minute deals and discounts, while also offering travelers event tickets to top concerts, theater, sporting events and more. ebookers is a leading online travel agent in EMEA offering travelers an array of travel options across flights, accommodations, packages, car hire providers and destination activities. With ebookers, travelers have the flexibility to build their perfect trip by booking a combination of elements in the same place.

Travelocity.   Travelocity is a pioneer in the online travel industry, and celebrated its 20th anniversary in 2016.  Travelocity and its famous Roaming Gnome encourage travelers in the United States and Canada to “Wander Wisely™”.

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

Wotif Group.   Wotif Group is a leading Australian online travel company, comprised of the Wotif.com, lastminute.com.au and travel.com.au brands in Australia, and Wotif.co.nz and lastminute.co.nz in New Zealand. Wotif.com launched in 2000, and was listed on the Australian Securities Exchange in June 2006 as Wotif.com Holdings Limited, under the ASX code "WTF," prior to being acquired by Expedia in 2014.

CarRentals.com.    CarRentals.com is an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. CarRentals.com is able to provide Expedia’s customers more choices across the globe and help its supply partners expand their marketing reach.

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

Expedia Local Expert.    The Expedia Local Expert (“LX”) network offers online and in-market concierge services, activities, experiences, attractions and ground transportation. With access to a rich portfolio of more than 35,000 tours and adventures, LX can be found on more than 70 Expedia websites, and operates more than 100 concierge and activity desks in major resort destinations.

Expedia CruiseShipCenters.    Expedia CruiseShipCenters is North America’s leading cruise specialist, providing a full range of travel products through its network of independently owned retail travel franchises. With over 270 points of sale across North America, and a team of over 6,000 professionally-trained vacation consultants, the franchise company has been recognized as a top seller with every major cruise line and is consistently ranked as a top-rated franchise organization year after year.

SilverRail Technologies, Inc. SilverRail technology is built for rail, uniting the ecosystem of rail carriers and travel distributors around the world’s most comprehensive rail search and booking platform. The product suite spans the full customer experience: journey planning, booking, payment, ticketing, scheduling, pricing and inventory management, reporting and administration. SilverRail’s technology platform, SilverCore, is the world’s first unified platform for global rail distribution, connecting carriers and suppliers to both online and offline travel distributors.

Growth Strategy

Global Expansion.    The Expedia, Hotels.com, Egencia, and Expedia Partner Solutions brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations  in Europe and Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au,  are focused principally on the Australia and New Zealand markets. The HomeAway portfolio has 55 vacation rental websites all around the world. Expedia owns a majority share of trivago, a leading metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, Expedia has commercial agreements in place with Ctrip International, Ltd. (“Ctrip”) and eLong, Inc. (“eLong”) in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, Expedia has also made strategic investments in both companies. In 2018, approximately 38% of Expedia’s worldwide gross bookings and 45% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. Expedia has a goal of generating more than two-thirds of its revenue through businesses and points of sale outside of the United States.

In expanding its global reach, Expedia leverages significant investments in technology, operations, brand building, supplier relationships and other initiatives that it has made since the launch of Expedia.com in 1996. More recently, Expedia has invested in migrating parts of its platform to the cloud, as well as focused on expanding its lodging supply in key focus markets around the world. Expedia’s scale of operations enhances the value of technology innovations it introduces on behalf of its travelers and suppliers. Expedia believes that its size and scale afford the company the ability to negotiate competitive rates with its supply partners, provide breadth of choice and travel deals to its traveling customers through an expanding supply portfolio and create opportunities for new value added offers for its customers such as its loyalty programs. The size of Expedia’s worldwide traveler base makes its sites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of Expedia’s user base and search query volume allows Expedia to test new technologies very quickly to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to its worldwide audience to drive improvements in conversion.

Product Innovation.    Each of Expedia’s leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. Expedia made key investments in technology, including significant development of its technical platforms that make it possible for Expedia to deliver innovations at a faster pace. Improvements in Expedia’s global platforms for Hotels.com and Brand Expedia, continue to enable it to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. Since 2014, Expedia has acquired Travelocity, Wotif Group and Orbitz Worldwide, including Orbitz, CheapTickets and ebookers, and migrated their brands to the Brand Expedia technology platform. In addition, Orbitz for Business customers were migrated to the Egencia technology platform in 2016. In

2015, Expedia acquired HomeAway, including all of its brands. Expedia intends to continue leveraging these technology investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Channel Expansion.    Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of Expedia’s brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and many of Expedia’s brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed with a much shorter booking window than Expedia historically experienced via more traditional online booking methods. Additionally, Expedia’s brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, Expedia is seeing significant cross-device usage among its customers, who connect to Expedia’s websites and apps across multiple devices and platforms throughout their travel planning process. Expedia also believes mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the year ended December 31, 2018,  more than one in three Expedia transactions globally were booked on a mobile device.

Business Models

Expedia makes travel products and services available both on a stand-alone and package basis, primarily through the following business models: the merchant model, the agency model and the advertising model. In addition, Expedia’s HomeAway business facilitates vacation rental bookings, earning per transaction commissions, traveler service fees or a combination, and provides subscription-based and other ancillary services to property owners and managers.

Under the merchant model, Expedia facilitates the booking of hotel rooms, alternative accommodations,  airline seats, car rentals and destination services from its travel suppliers and Expedia is the merchant of record for such bookings. The majority of Expedia’s merchant transactions relate to hotel bookings. Under the agency model, Expedia facilitates travel bookings and acts as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. Expedia receives commissions or ticketing fees from the travel supplier and/or traveler.

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

Expedia's marketing channels primarily include online advertising, including search engine marketing and optimization, as well as metasearch, social media websites, offline advertising, loyalty programs, mobile apps and direct and/or personalized traveler communications on its websites as well as through direct e-mail communication with its travelers. Expedia's marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from its travel suppliers based on its supplier relationships. Expedia's traveler loyalty programs include Hotels.com Rewards on Hotels.com global websites and Expedia® rewards on over 30 Brand Expedia points of sale, as well as Orbitz Rewards on Orbitz.com. The cost of these loyalty programs is recorded as a reduction of revenue in Expedia's consolidated financial statements.

Expedia also makes use of affiliate marketing. The Brand Expedia, Hotels.com, Hotwire, Travelocity, Orbitz, CheapTickets and HomeAway, Wotif and lastminute.com.au branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. Affiliate partners can also make travel products and services available on their own websites through a Brand Expedia, Hotels.com or HomeAway co-branded offering or a private label website. Expedia's Expedia Partner Solutions business provides its affiliates with technology and access to a wide range of products and services. Expedia manages agreements with thousands of third-party affiliate partners, including a number of leading travel companies, pursuant to which it pays a commission for bookings originated from their websites.

Operations and Technology

Expedia operates several technology platforms that support its brands. The Brand Expedia technology platform supports Expedia’s full-service and multi-product brands, including Brand Expedia, Orbitz, Travelocity, Wotif Group, CheapTickets, ebookers and Expedia Local Expert, as well as certain parts of the Hotwire brand. The Hotels.com technology platform supports Expedia’s hotel-only offering, including Hotels.com and Expedia Partner Solutions. In addition, Expedia operates Egencia, its corporate travel platform; HomeAway, Expedia’s alternative accommodations platform; and trivago, the metasearch platform.

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

Expedia has considered, and will continue to consider, the appropriateness of filing for patents to protect inventions, as circumstances may warrant. However, patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by Expedia. Expedia also protects some inventions and methods by maintaining them as trade secrets – either because it provides superior and potentially longer-termed protection, or because the invention is not patentable but provides Expedia with a competitive advantage.

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

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for its hotel business and can be several months or more for its vacation rental business. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia's variable cost of revenue and direct sales and marketing costs, which it typically realizes in closer alignment to booking volumes, and the more stable nature of its fixed costs. Furthermore, operating profits for Expedia's primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as Expedia typically increases marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia's international operations, advertising business or a change in its product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends.

Terms of Investment in Expedia

Historically, Qurate Retail was a party to a Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy over all the shares of Expedia common stock owned by Qurate Retail. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company through the Proxy Arrangement Termination Date pursuant to the proxy arrangements. As a result, we began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia. Qurate Retail was also subject to a Governance Agreement with Expedia, which was assigned to us in connection with the Expedia Holdings Split-Off and which provides us following the Expedia Holdings Split-Off, with certain director nomination and other rights and imposes certain restrictions on the ownership of shares of Expedia class B common stock. We will maintain our rights under the Governance Agreement and the Stockholders Agreement, each as assigned and amended, even upon termination of the proxy arrangements.

Bodybuilding

Bodybuilding is a wholly owned subsidiary of the Company. Bodybuilding is primarily an Internet retailer of dietary supplements, sports nutrition products, and other health and wellness products. Bodybuilding markets approximately 300 globally recognized brands, including brands exclusive to its retail channel. Through its website and mobile applications, Bodybuilding offers directly to its customers one of the largest varieties of supplements, vitamins, minerals, exercise products, apparel and exercise equipment, with approximately 12,000 stock keeping units, and delivers its products primarily through its fulfillment centers. Bodybuilding is one of the largest e-retailers in the nutritional and dietary-supplement industry, based on data from the Nutritional Business Journal. Bodybuilding's website, Bodybuilding.com, was launched in 1999 and currently includes more than 17,000 pages of editorial content, 7,000 videos and 16,000 pages of store content.

Visitors to Bodybuilding's website include approximately 21 million monthly unique visitors that create an inclusive online fitness community that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements. Providing customers with the information, motivation and supplements necessary to reach and maintain their health and fitness goals perpetuates website traffic, continued engagement and both product and content-related purchases. Bodybuilding primarily generates revenue from the online sale of products and content, through Bodybuilding's website and mobile applications. In addition, a limited amount of revenue is generated through digital advertising.

Bodybuilding's performance is affected by industry trends including, among others, demographic trends and health and lifestyle preferences, as well as other factors, such as competition, industry media coverage and governmental actions. For example, the dietary supplement industry is subject to potential regulatory enforcement activity, consumer suits, and other legal matters that could: (i) affect the credibility and consumer confidence of a given product or category of products; (ii) prevent it from marketing and advertising certain products; or (iii) cause Bodybuilding to recall and remove certain products from the market. Consumer trends may be influenced by current economic conditions, limited product innovation, and introductions in the vitamins, minerals and supplements (“VMS”) industry can dramatically affect purchasing patterns. Even though Bodybuilding's business model allows it to respond to changing industry trends by introducing new products and adjusting its product mix and offering sales incentives, such actions may not fully alleviate adverse trends.

Product Offerings

Bodybuilding's sports nutrition consumers look for products to help maintain or supplement a healthy lifestyle. These products are used in conjunction with cardiovascular conditioning, weight training, overall wellness, and sports activities. Sports nutrition supplements include protein and weight gain powders, meal replacements, weight management, energy production, recovery enhancement and pre- and post-workout supplements. Bodybuilding’s sports nutrition products are offered in many convenient forms, such as powders, tablets, capsules, soft gels and liquids. In 2018, these products generated approximately 80% of Bodybuilding's revenue, with protein, pre-workout and post-workout supplements representing the majority at  40%, 16% and 15% of revenue, respectively. Bodybuilding’s other products outside of the sports nutrition category include items such as multivitamins, herbs, minerals, botanicals, probiotics, apparel and accessories. Bodybuilding also offers content through an exclusive subscription service that gives its customers access to expert-designed, gym-proven fitness and nutrition plans.

Suppliers

Bodybuilding partners with a large number of suppliers; however, approximately 70% of inventory purchases are concentrated with its top eight suppliers. Bodybuilding's largest supplier accounted for approximately 27% of its merchandise purchases in fiscal year 2018.  Bodybuilding considers numerous factors in selecting its suppliers, including, among others, quality, price, credit terms, and product offerings. Bodybuilding does not typically enter into fixed-term supply agreements with its vendors. Bodybuilding strives to maintain sufficient inventory to enable it to meet customer demand and provide a high level of service to its customers.

Seasonality

Bodybuilding's business is slightly seasonal. The first quarter of a given calendar year, when consumers implement their New Year's resolutions related to health and fitness, accounts for the largest percentage of company sales by quarter.

Intellectual Property

Bodybuilding's intellectual property (including trademarks, service marks, trade dress, logos, copyrights, domain names, trade secrets and proprietary technologies) is a critical part of its business. Bodybuilding owns or has rights to trademarks and trade names that are used in conjunction with its business and products. Additionally, Bodybuilding has created and owns product formulations for its private label products, and relies on trade secrets and various licensing opportunities to maintain its competitive standing in the marketplace.  To protect its intellectual property, Bodybuilding relies on a combination of domestic and international laws and regulations  (including patent, trademark, copyright, and trade secret laws); proactive enforcement of its intellectual property rights; as well as contractual obligations and restrictions both internally and externally. Bodybuilding is also a party to several intellectual property license agreements relating to products, ingredients, formulations, and software. The scope and duration of Bodybuilding’s intellectual property protection varies by jurisdiction and subject matter throughout the world.

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

Our online commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information,  took effect in May 2018. Further, in 2015, the Court of Justice of the European Union invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in European Union nations for use in the U.S.  The EU-U.S. Privacy Shield, which replaced the Safe Harbor Framework, became fully operational on August 1, 2016, but is the subject of litigation in the European Union.  The European Commission proposed new regulations regarding privacy and electronic communications in 2017 which remain pending, including additional regulation of the Internet tracking tools known as "cookies."  Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., the FTC has proposed a privacy policy framework, and Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies.  The CCPA takes effect on January 1, 2020. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the Federal Communications Commission (“FCC”) amended its regulations under the Telephone Consumer Protection Act (“TCPA”), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, the businesses could be harmed. Congress and individual states may consider additional online privacy legislation.

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

In 2015, the FCC adopted rules in its open Internet proceeding that restricted the ability of broadband providers to block or otherwise disadvantage our businesses. Among other things, the open Internet rules prohibited Internet service providers from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017 Order does require Internet service providers to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  Various parties have challenged the 2017 Order in court.  Legislative proposals regarding the open Internet rules also are pending in Congress and in some states.  On September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, which establishes many of the requirements adopted by the FCC in its open Internet rules in 2015.  California has agreed not to enforce the new law pending the resolution of a petition for review of the FCC’s 2017 Order in the U.S. Court of Appeals for the District of Columbia Circuit, and any subsequent proceedings before the U.S. Supreme Court.

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

Additionally, Expedia is subject to consumer protection, privacy and consumer data, labor, economic and trade sanction programs, tax, and anti-trust and competition laws and regulations around the world that are not specific to the travel industry. For example, the European Union’s GDPR,  requires companies, including Expedia and Bodybuilding, to meet enhanced requirements regarding the handling of personal data. Similar laws are currently under discussion in other jurisdictions.  In addition, certain laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements relate to Expedia's business.

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

In conjunction with the FDA, the FTC regulates the advertising and marketing of dietary supplements. The FTC’s regulations require that dietary supplement companies have adequate substantiation for any claims made in advertising, marketing, and labeling. In addition, the FTC has specific regulations addressing consumer and influencer product endorsements and reviews, which Bodybuilding’s compliance team regularly monitors, as well as regulations concerning consumer data privacy and protection.

Bodybuilding and its sale of dietary supplement products and digital content is also subject to various other federal and state regulatory agencies such as the Consumer Product Safety Commission, the United States Department of Agriculture, and various state and local agencies, such as California’s Office of Environmental Health Hazard Assessment and regulatory action by states’ attorneys general, and to non-governmental entities such as the Better Business Bureau.

International

Bodybuilding’s products and digital content sold internationally are also subject to regulation under various national, local and international laws governing the sourcing, formulation, manufacturing, labeling, storage, distribution, advertising, and registration of its products. Foreign regulations may require product reformulation for dietary supplement products and not all ingredients are saleable worldwide. In addition, marketing, advertising, privacy rules, and content may change by country to ensure compliance with applicable regulations.

Compliance

Bodybuilding's internal legal and compliance departments conduct comprehensive reviews of third-party products offered for sale on Bodybuilding’s website domestically and internationally. Over the years Bodybuilding has built a comprehensive product onboarding manual, which includes an ingredient restriction list and an over 100-point checklist prior to the onboarding of any new third-party products. Bodybuilding also has vendor agreements with all third-party brands which cover indemnification, minimum insurance requirements, and representations and warranties that their products comply with all applicable laws and regulations and do not contain any ingredients on Bodybuilding’s restricted ingredients list or are excluded from coverage by the third-party vendor’s product liability insurance. Each new vendor and any new product offered by an existing vendor (along with associated marketing material, such as product-page content) to be displayed on Bodybuilding’s website is reviewed by Bodybuilding’s legal and compliance departments, respectively and products, ingredients, or content that it believes pose undue risk or are otherwise materially non-compliant are rejected and/or modified.

Bodybuilding has established similar processes to review the underlying safety and efficacy of its “owned” brand or private label branded products, which include compliance review of the ingredients’ and formulations’ safety information, product formulation, product form, product labeling, presence of competent and reliable scientific substantiation for claims associated with the product and the product’s efficacy, as well as claims made in marketing materials. Bodybuilding's contractual relationships with its owned brand manufacturers require that all of Bodybuilding’s owned brand products not be adulterated or misbranded as defined by the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, including, but not limited to, compliance with applicable Current Good Manufacturing Practices (“cGMP”). Bodybuilding undertakes product testing using a qualified third-party laboratory and tests its owned brand products for identity, purity, quality, strength, shelf-life, and composition. All owned brand product formulations require a certificate of analysis, certifying that each ingredient on the label is present in the product and in the amount stated on the label. Bodybuilding implemented a standard quality control operating procedure that includes unannounced on-site audits of its contract manufacturers’ facilities and processes, as well as its own holding facilities. In addition, Bodybuilding enters into stand-alone quality agreements with each product manufacturer that address and allocate responsibility for all aspects of cGMP compliance, including, but not limited to, product sample retention, records retention, audit and inspection rights, subcontracting restrictions, product recalls, and product testing. Bodybuilding also has standard procedures whereby all potential contract manufacturers are reviewed and approved before they can manufacture Bodybuilding's owned brand products. In addition, all potential new products are evaluated and approved by Bodybuilding’s legal and compliance departments prior to being added to the owned brand product lines or placed into commerce.

All consumer and marketing communications that deal with product and health issues must be approved by Bodybuilding's compliance team prior to being placed on Bodybuilding’s website, social channels, and other public-facing platforms. In addition, Bodybuilding regularly monitors and communicates with its marketing affiliates (e.g., its brand athletes, affiliates, ambassadors, etc.) to ensure affiliate content is compliant with applicable marketing and advertising regulations.

Bodybuilding continues to dedicate resources to and has developed processes and implemented procedures designed to protect customer privacy and ensure data security and compliance with applicable privacy and data security laws and regulations, such as the EU General Data Protection Regulation and the California Consumer Privacy Act of 2018.

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

Employees

Expedia Holdings does not have any corporate employees. Subsequent to the Expedia Holdings Split-Off, Liberty Media Corporation (“Liberty Media”) provides Expedia Holdings with certain transitional services pursuant to a services agreement, and certain of Qurate Retail and/or Liberty Media's corporate employees and executive officers provide services to Expedia Holdings. As of December 31, 2018, Expedia had approximately 24,500 full and part-time employees. As of December 31, 2018,  Bodybuilding had approximately 393 full time equivalent employees and 5 part-time employees. None of Bodybuilding’s  employees are represented by a labor union or covered by a collective bargaining agreement. Expedia Holdings believes that these employee relations are good.

Available Information

All of our filings with the SEC, including our Form 10-K, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertyexpedia.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website.  In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Expedia Holdings, Inc., 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. 1 (844) 795-9468.

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

As of December 31, 2018, we had approximately $400 million outstanding under our 1.0% Exchangeable Senior Debentures due 2047 (the “Debentures”). Our ability to meet our financial obligations and other contractual commitments, including to make debt service payments under the Debentures and any other debt financings that we may enter into in the future, depends upon our ability to access cash. We are a holding company, and our potential sources of cash include our available cash balances, net cash from the operating activities of our wholly owned subsidiary Bodybuilding, any dividends and interest we may receive from our investments (including Expedia, subject to certain distribution requirements under the terms of the Debentures) and proceeds from any asset sales we may undertake in the future. For the year ended December 31, 2018, Bodybuilding generated negative cash flows from operations. We currently have no plans with respect to any asset sales. The ability of our subsidiaries Bodybuilding and Expedia to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject.

We do not have direct access to the cash that Expedia generates from its operating activities.

Expedia generated approximately $1,975 million, $1,845 million and $1,549 million of cash from its operations during the years ended December 31, 2018, 2017 and 2016, respectively. Expedia uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Expedia generates unless Expedia declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash (to the extent we were to participate in such repurchase) or otherwise distributes or makes payments to its stockholders, including us; provided, however, under the terms of the Debentures we are obligated to make additional distributions with respect to the Debentures in the event of certain dividends or distributions paid or made by Expedia to its stockholders, which limits our ability to use any such cash we receive from Expedia.

Although during the years ended December 31, 2018, 2017 and 2016 Expedia repurchased 7.7 million shares, 2.3 million shares and 4.0 million shares, respectively, spending $903 million, $294 million and $436 million, respectively, we have not participated in these stock repurchases. Further, for the years ended December 31, 2018, 2017 and 2016, Expedia declared aggregate dividends of $1.24 per share, $1.16 per share and $1.00 per share, respectively. Although we have participated, pro rata, in these dividends, no assurance can be given that Expedia will continue to pay cash dividends at the same rate or at all.

Our company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Bodybuilding, due to its size and nature, would be insufficient to support any significant financing in the future. In addition, although we consolidate Expedia, we do not have ready access to the cash flow of Expedia due to Expedia being a separate public company and the presence of a significant non-controlling interest. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited.  In addition, the availability of capital for our company will be subject to prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, all of which are beyond the control of our company. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our equity securities, or we may issue equity securities. If financing is not available when needed or is not available on favorable terms, our company may be unable to fund investments or debt refinancing, complete acquisitions, repurchase equity or take advantage of business opportunities, any of which could have a material adverse effect on the business, financial condition and results of operations of our company. Further, if we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution.

There is a risk we may become subject to the Investment Company Act of 1940.

We do not believe that we are required to register as an investment company under the Investment Company Act of 1940 (the “40 Act”), based on the following analyses. We were formed for the purpose of effecting the Expedia Holdings Split-Off and owning and holding our 53.0% voting interest in Expedia and our wholly-owned subsidiary Bodybuilding. We are primarily engaged in the global travel and online commerce industries through Expedia and Bodybuilding.  Our officers and any employees who provide services to us pursuant to the terms of our services agreement with Liberty Media devote their business activities with respect to us to the businesses of these companies. Our interests in Expedia and Bodybuilding comprise substantially all of our assets, and substantially all of our income, if any, is derived from dividends and other distributions made on our equity interests in Expedia and Bodybuilding. Based on these factors, we believe that we are not an investment company under the 40 Act, including under Section 3(b)(1) of the 40 Act. If, at any time, we become primarily engaged, directly or through one or more of our subsidiaries, in a business of investing, reinvesting, owning, holding or trading in securities, we could become subject to regulation under the 40 Act. Following any such change in our business, or the termination of the assignment to us of the Diller Proxy, and after giving effect to any applicable grace periods, we may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, could place limitations on our capital structure and prohibit transactions with affiliates, and could otherwise restrict our activities going forward. In addition, if we were to become inadvertently subject to the 40 Act and failed to register as an investment company in violation of the 40 Act, such violation could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that some or all of our contracts could be deemed unenforceable.

We may have a significant indemnity obligation to Qurate Retail if the Expedia Holdings Split-Off is treated as a taxable transaction.

In connection with the Expedia Holdings Split-Off, Qurate Retail received an opinion of its tax counsel to the effect that the Expedia Holdings Split-Off will qualify as a tax-free transaction to Qurate Retail and to the former holders of its Liberty Ventures common stock under Section 355, Section 368(a)(1)(D) and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), except with respect to the receipt of cash in lieu of fractional shares. An opinion of tax counsel is not binding on the IRS or the courts, and the conclusions expressed in such opinion could be challenged by the IRS, and a court could sustain such challenge. In February 2017, the IRS completed its review of the Expedia Holdings Split-Off and informed Qurate

Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

Even if the Expedia Holdings Split-Off otherwise qualifies under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the Expedia Holdings Split-Off would result in a significant U.S. federal income tax liability to Qurate Retail (but not to former holders of Liberty Ventures common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of Qurate Retail or in the stock of our company (excluding, for this purpose, the acquisition of our common stock by former holders of Liberty Ventures common stock in the Expedia Holdings Split-Off) as part of a plan or series of related transactions that includes the Expedia Holdings Split-Off. Any acquisition of the stock of Qurate Retail or our company (or any successor corporation) within two years before or after the Expedia Holdings Split-Off would be presumed to be part of a plan that includes the Expedia Holdings Split-Off, although the parties may be able to rebut that presumption under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of tax counsel described above, Qurate Retail or we might inadvertently cause or permit a prohibited change in ownership of Qurate Retail or our company, thereby triggering tax liability Qurate Retail.

Prior to the Expedia Holdings Split-Off, we entered into a tax sharing agreement with Qurate Retail. Under this agreement, Qurate Retail is generally responsible for any taxes and losses resulting from the failure of the Expedia Holdings Split-Off to qualify as a tax-free transaction; however, we are required to indemnify Qurate Retail, its subsidiaries and certain related persons for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by us (applicable to actions or failures to act by our company and our subsidiaries following the completion of the Expedia Holdings Split-Off), or (ii) result from the application of Section 355(e) of the Code to the Expedia Holdings Split-Off as a result of the treatment of the Expedia Holdings Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of our company (or any successor corporation). Our indemnification obligations to Qurate Retail, its subsidiaries, and certain related persons are not limited in amount or subject to any cap. If we are required to indemnify Qurate Retail, its subsidiaries, or such related persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

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

Our company has overlapping directors and officers with Qurate Retail, Liberty Media, Liberty Broadband Corporation, Liberty TripAdvisor Holdings, Inc. and GCI Liberty, Inc., which may lead to conflicting interests.

As a result of the Expedia Holdings Split-Off and other transactions between 2011 and 2018 that resulted in the separate corporate existence of Qurate Retail, Liberty Media, Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Broadband”) and GCI Liberty, Inc. (“GCI Liberty”), certain of the executive officers of our company also serve as executive officers of Qurate Retail, Liberty Media, TripCo, Broadband, and GCI Liberty and there are overlapping directors. With the exception of GCI Liberty’s current ownership of shares of Liberty Broadband’s non-voting Series C common stock, none of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Media, TripCo, Broadband, GCI Liberty or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Qurate Retail, Liberty Media, TripCo, Broadband or GCI Liberty pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Each of our company, Broadband, TripCo and GCI Liberty has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Qurate Retail, Liberty Media, TripCo, Broadband and GCI Liberty, as the case may be) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to the respective company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Media, TripCo, Broadband or GCI Liberty and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Qurate Retail, Liberty Media, TripCo, Broadband or GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Our inter-company agreements were negotiated while we were a subsidiary of Qurate Retail.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Qurate Retail for certain of our businesses. In addition, we entered into a services agreement with Liberty Media pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we pay Liberty Media a services fee. The terms of all of these agreements were established while we were a wholly owned subsidiary of Qurate Retail, and hence may not be the result of arms' length negotiations. Although we believe that the negotiations with Liberty Media are at arms' length, the persons negotiating on behalf of Liberty Media also serve as officers of Qurate Retail, as described above. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Factors Relating to Expedia Holdings’ Businesses

Expedia operates in an increasingly competitive global environment.

The market for the services that Expedia offers is increasingly and intensely competitive. Expedia competes with both established and emerging online and traditional providers of travel-related services, including:

•	online and traditional travel agencies, wholesalers and tour operators;
•	travel product suppliers, including hotels, airlines and car rental companies;
•	search engines and large online portal websites;
•	travel metasearch websites;
•	corporate travel management service providers;
•	mobile platform travel applications;
•	social media websites;
•	ecommerce and group buying websites;
•	alternative accommodation websites; and
•	other participants in the travel industry.

Online and traditional travel agencies:    Expedia faces increasing competition from other online travel agencies (“OTAs”) in many regions, such as Booking Holdings and its subsidiaries Booking.com and Agoda.com, as well as regional competitors such as Ctrip, which in some cases may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. In addition, the global OTA segment continues to consolidate, with certain competitors merging or forming strategic partnerships.  Expedia also competes with traditional travel agencies (operating both offline and online), wholesalers and tour operators for both travelers and the acquisition and retention of supply.

Travel suppliers:    Travel suppliers, may offer products and services on more favorable terms to consumers who transact directly with them. Many of these competitors, such as hotels, airlines and rental car companies, have been steadily focusing on increasing online demand on their own websites and mobile applications in lieu of third-party distributors such as the various Expedia sites. For instance, several large hotel chains have combined to establish a single online hotel search platform with links directly to their own websites and mobile applications and some low-cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites, and some airlines have attempted to apply or may apply surcharges for bookings made outside their own websites. In recent years, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites. Suppliers who sell on their own websites, in some instances, offer advantages such as favorable rates, increased or exclusive product availability, complimentary Wi-Fi, and their own bonus miles or loyalty points, or in the case of airlines, promote hotel supply at their websites, which could make their offerings more attractive to consumers than Expedia's. Consolidation of travel suppliers may tend to exacerbate such negative effects on Expedia’s businesses.

Search engines and large online portal websites:    Expedia also faces increasing competition from search engines including Google. To the extent that these leading or dominant search engines that have a significant presence in Expedia's key market use their leading or dominant positions to disintermediate online travel agencies or travel content providers by offering comprehensive travel planning, shopping or booking capabilities, or increasingly refer those leads directly to suppliers or other favored partners, increase the cost of traffic directed to Expedia's websites, or offer the ability to transact on their own website, there could be a material adverse impact on Expedia's business and financial performance. In recent years search engines have increased their focus on acquiring or launching travel products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. For example, Google has continued to add features and functionality to its flight and hotel metasearch products (“Google Flights” and “Hotel Ads”), which are growing rapidly, and has also further integrated its “Book on Google” reservation functionality into the Hotel Ads product. In addition, these search engines continue to expand their voice and artificial intelligence capabilities. To the extent these actions have a negative effect on Expedia's search traffic or the cost of acquiring such traffic, Expedia's business and financial performance could be adversely affected.

In addition, Expedia's brands, or brands in which Expedia holds a significant ownership position, including trivago, compete for advertising revenue with these search engines, as well as with large internet portal sites that offer advertising opportunities for travel-related companies. Several of these competitors have significantly greater financial, technical, marketing and other resources and larger client bases than Expedia. Expedia expects to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisition costs, reduced margins on Expedia's advertising services, loss of market share, reduced customer traffic to Expedia's websites and reduced advertising by travel companies on Expedia's websites.

Travel metasearch websites:    Travel metasearch websites, including Kayak.com (a subsidiary of Booking Holdings), trivago (a majority-owned subsidiary of Expedia), TripAdvisor, Inc. (“TripAdvisor”), Skyscanner and Qunar (both subsidiaries of Ctrip), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch websites have added or intend to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of Expedia's brands. To the extent metasearch websites limit Expedia's participation within their search results, or consumers utilize a metasearch website for travel services and bookings instead of Expedia, Expedia's traffic-generating arrangements could be affected in a negative manner, or it may be required to increase its marketing costs to maintain market share, either of which could have an adverse effect on Expedia's business and results of operations. In addition, as a result of Expedia's majority ownership interest in trivago, Expedia also now competes more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago's ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with Expedia or otherwise, or if OTA advertisers or suppliers choose to limit their participation in trivago’s metasearch marketplace, trivago's business and therefore Expedia’s results of operations could be adversely affected and the value of Expedia's investment in trivago could be negatively impacted.

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

eCommerce and group buying websites: Traditional consumer eCommerce platforms, including Amazon and Alibaba, and group buying websites have periodically undertaken efforts to expand their local offerings into the travel market.  For example, traditional consumer eCommerce and group buying websites may add hotel offers or other travel services to their sites.  To the extent Expedia’s travelers use these websites, these websites may create additional competition and could negatively affect Expedia’s businesses.

Alternative accommodations:    Airbnb, Booking Holdings and other providers of alternative accommodations that facilitate the short-term rental of homes and apartments from owners both provide an alternative to hotel rooms and compete with alternative accommodation properties available through Expedia brands, including HomeAway and VRBO. The continued growth of alternative accommodation sources could affect overall travel patterns generally and the demand for Expedia's services specifically in facilitating reservations at hotels and alternative accommodations. Furthermore, Airbnb and similar websites have added other travel services, such as tours, activities, hotel and flight bookings, any of which could further extend their reach into the travel market as they seek to compete with the traditional OTAs.

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

Expedia continues to adapt its business to remain competitive, including investing in evolving channels such as metasearch and mobile, as well as voice search capabilities and offering new consumer choices, including inventory types and transactional models, and increasing supplier inventory on its existing platforms. If Expedia fails to appropriately adapt to competitive or consumer preference developments, its business could be adversely affected. Expedia's attempts to adapt its current business models or practices or adopt new business models and practices in order to compete may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives, different legal or tax requirements, inadequate return on investments, difficulties and expenses associated with the integration of acquired brands and their inventory onto Expedia's platforms, as well as limiting its ability to develop new site features. In addition, adaptations to Expedia's business may require significant investments, including changes to its financial systems and processes, which could significantly increase its costs and increase the risk of payment delays and/or non-payments of amounts owed to it from its supplier partners and customers. In addition, these new initiatives may not be successful and may harm Expedia's financial condition and operating results.

Expedia and Bodybuilding’s respective businesses could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

Expedia relies heavily on internet search engines such as Google, principally through the purchase of travel-related keywords, to generate a significant portion of the traffic to its websites and the websites of its affiliates. Bodybuilding also uses internet search engines to generate a significant portion of traffic to its websites. Search engines frequently update and change, without notice, the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to Expedia's websites and those of its affiliates and Bodybuilding’s websites can be negatively affected. In addition, a significant amount of traffic is directed to Expedia's websites and those of its affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch websites, including Kayak, TripAdvisor and trivago.  Similarly, a significant amount of traffic is directed to Bodybuilding’s websites through such advertising campaigns on search engines. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, adopt emerging technologies, such as voice, alter its search algorithms or results, which could cause a website to place lower in search query results, or inhibit participation in the search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of Expedia's websites and the websites of its affiliates and Bodybuilding’s websites, or those of their third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, Expedia and Bodybuilding’s respective businesses and financial performance would be adversely affected, potentially to a material extent. In addition, with respect to Expedia, certain metasearch companies have added various forms of direct or assisted booking functionality to their sites. To the extent such functionality is promoted at the expense of traditional paid listings, this may reduce the amount of traffic to Expedia's websites or those of its affiliates.

Expedia's business depends on its relationships with travel suppliers and travel distribution partners.

An important component of Expedia's business success depends on its ability to maintain and expand relationships with travel suppliers (including owners and managers of alternative accommodation properties) and GDS partners. A substantial portion of Expedia's revenue is derived from compensation negotiated with travel suppliers, in particular hotel suppliers, airlines, and GDS partners for bookings made through its websites. Each year Expedia typically negotiates or renegotiates numerous supplier contracts.

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

For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slow spending on the services Expedia provides and have a negative impact on its revenue growth. Additionally, if individual countries or regions experience deteriorating credit and economic conditions, and/or significant fluctuations of currency values relative to other currencies such as the U.S. Dollar, it can lead to a negative impact on Expedia’s foreign denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars. Further economic weakness and uncertainty may result in significantly decreased spending on Expedia’s services by both business and leisure travelers, which may have a material adverse impact on its business and financial performance. Political instability, including as a result of the proposed United Kingdom withdrawal from the European Union (“Brexit”), bans on travel from certain countries to the United States, geopolitical conflicts, trade disputes, significant fluctuations in currency values, sovereign debt issues, and macroeconomic concerns are examples of events that contribute to a somewhat uncertain economic environment, which could have a negative impact on the travel industry in the future.

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

Expedia and Bodybuilding invest considerable financial and human resources in their respective brands in order to retain and expand their customer bases in existing and emerging markets. We expect that the cost of maintaining and enhancing these brands will continue to increase due to a variety of factors, including increased spending from competitors, promotional and discounting activities, growing customer loyalty programs, supporting multiple brands and the impact of competition among these multiple brands, expanding marketing efforts in certain geographies and developing new products, inflation in media pricing including search engine keywords and the continued emergence and share growth of travel-related traffic from search and metasearch engines. In recent years, certain online travel companies and metasearch websites expanded their offline and digital advertising campaigns globally, increasing competition for share of voice, and Expedia expects this activity to continue in the future. Expedia is also pursuing and expects to continue to pursue long-term growth opportunities, particularly in emerging markets, which have had and may continue to have a negative impact on its overall marketing efficiency. Bodybuilding’s ability to maintain and enhance its brands will largely depend on its ability to continue to provide useful, reliable, trustworthy, exclusive, and innovative products. Exclusivity and innovation require increased spend in product development, consumer education, and marketing. Bodybuilding will continue to introduce new brands, services, and products; however, consumers may already have a preferred brand or product suite or service provider, given the nature and current state of the industry, including the prevalence of similar products and services.

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

Expedia has agreements with companies that process customer credit and debit card transactions, the volume of which are very large and continue to grow, for the facilitation of customer bookings of travel services from Expedia's travel suppliers. These agreements allow these processing companies, under certain conditions, to hold an amount of Expedia's cash (a “holdback”) or require Expedia to otherwise post security equal to a portion of bookings that have been processed by that company. These processing companies may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in Expedia's financial condition. An imposition of a holdback or suspension of processing services by one or more of Expedia's processing companies could materially reduce Expedia's liquidity. Moreover, there can be no assurances that the interchange rates or fees Expedia and Bodybuilding pay for the processing of customer credit and debit card transactions will not increase which could reduce Expedia's revenue and increase Bodybuilding’s expense, thereby adversely affecting their businesses and financial performance.

In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include payment card association operating rules, the Payment Card Industry Data Security Standards (“PCI DSS”). Under these rules, Expedia and Bodybuilding are required to adopt and implement internal controls over the use, storage and security of card data. Expedia and Bodybuilding assess their compliance with the PCI DSS rules on a periodic basis and make necessary improvements to their internal controls. If Expedia and Bodybuilding fail to comply with these rules or requirements, or if their respective data security systems are breached or compromised, they may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose their ability to accept credit and debit card payments from their customers, or facilitate other types of online payments, and their respective businesses and operating results could be adversely affected. For existing and future payment options that Expedia and Bodybuilding each offer to both their respective customers and suppliers, they may become subject to additional regulations and compliance requirements including obligations to implement enhanced authentication processes, that could result in significant costs to them and their suppliers and reduce the ease of use of their payments options.

Expedia's and Bodybuilding's results of operations and financial positions have been negatively affected by their acceptance of fraudulent bookings or orders, respectively, made using credit and debit cards or fraudulently obtained loyalty points. Expedia and Bodybuilding are sometimes held liable for accepting fraudulent bookings or orders on their websites or other bookings or orders for which payment is subsequently disputed by their customers, both of which lead to the reversal of payments received by Expedia or Bodybuilding, as applicable, for such orders (a “charge back”). Accordingly, Expedia and Bodybuilding calculate and record allowances for the resulting credit and debit card charge backs. Expedia's and Bodybuilding's abilities to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including smartphones, tablet computers and in-home assistants, and global expansion, including into markets with a history of elevated fraudulent activity. In addition, for existing and future payment options Expedia and Bodybuilding offers to its respective customers, they may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of their payments products), as well as fraud. If Expedia and Bodybuilding are unable to effectively combat fraudulent bookings or orders on their websites or mobile applications or if they otherwise experience increased levels of charge backs, Expedia's and Bodybuilding's respective results of operations and financial positions could be materially adversely affected.

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

Expedia operates in a number of jurisdictions outside of the United States and intends to continue to expand its international presence. As Expedia has expanded globally, its international (non-U.S.) revenue has increased from 39% in 2010 to 45% in 2018. In foreign jurisdictions, Expedia faces complex, dynamic and varied risk landscapes. As Expedia begins to operate in new markets and countries, it must tailor its services, business models and functional compliance structures to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or Expedia's failure to adapt its practices, systems, processes and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which it expands, could slow its growth. For example, to compete in certain international markets Expedia has in the past, and may in the future, adopt locally-preferred payment methods, which has increased its costs and instances of fraud. Certain international markets in which Expedia operates have lower margins than more mature markets, which could have a negative impact on its overall margins as its revenues from these markets grow over time.

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

•	Changes to trade policy or agreements that limit our ability to offer, or adversely affect demand for, our products and services;

•	Financial risk arising from transactions in multiple currencies;
•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States;
•	Expedia's and Bodybuilding's ability to support new technologies, including mobile devices or block chain technologies, that may be more prevalent in international markets;
•

Varied laws, rules, and regulations on a country and local level related to the sale and advertisement of Bodybuilding’s products and services, including, for example, the varied ingredients allowed in some countries as opposed to others;

•	Varied laws, rules, and regulations regarding the importation and sale of Bodybuilding’s products and services;
•

Difficulties in attracting and retaining qualified employees in international markets, as well as managing staffing and operations due to increased complexity, unionization/works councils, distance, time zones, language and cultural differences; and

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

Expedia and Bodybuilding could be harmed by the activities of third parties that they do not control. Expedia and Bodybuilding work closely with business partners, including in connection with significant commercial arrangements and joint ventures, and, in the case of Expedia, through its Expedia Partner Solutions business. Expedia and Bodybuilding also rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services, including, increasingly, travel care (in the case of Expedia) and information technology services. If these partners or third-party service providers experience difficulty or fail to meet Expedia's or Bodybuilding’s respective requirements or standards or the requirements or standards of applicable laws or governmental authorities, it could damage Expedia's and Bodybuilding's respective reputations, make it difficult for them to operate some aspects of their respective businesses, or expose Expedia and Bodybuilding to liability for their actions which could have an adverse impact on Expedia's and Bodybuilding's respective businesses and financial performance. Likewise, if the third-party service providers on which Expedia and Bodybuilding rely were to cease operations, temporarily or permanently, face financial distress or other business disruption, Expedia and Bodybuilding could suffer increased costs and delays in their ability to provide similar services until an equivalent service provider could be found or Expedia and Bodybuilding could develop replacement technology or operations, any of which could also have an adverse impact on Expedia's and Bodybuilding's respective business and financial performance.

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

Expedia's continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees. For example, additional barriers to or restrictions on travel for professional or personal purposes, such as those in the United States in early 2017, may cause significant disruption to Expedia’s businesses or negatively affect its ability to attract and retain employees on a global basis. In addition, Expedia plans to move its corporate headquarters from Bellevue, Washington to Seattle, Washington in late 2019, which could negatively affect its ability to attract and retain certain employees. If Expedia does not succeed in attracting well-qualified employees or retaining or motivating existing employees, its business would be adversely affected.

Expedia has in the past, and may again in the future, restructure portions of its global workforce to simplify and streamline its organization, improve its cost structure and strengthen its overall businesses. These changes could affect employee morale and productivity and be disruptive to Expedia's business and financial performance.

Expedia’s alternative accommodations business is subject to regulatory risks, which could have a material adverse effect on Expedia’s operations and financial results.

Expedia’s alternative accommodations business has been, and continues to be, subject to regulatory developments that affect the alternative accommodation industry and the ability of companies like Expedia to list those alternative accommodations online. For example, some states and local jurisdictions have adopted or are considering statutes or ordinances that prohibit or limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days, or that regulate short term rental platforms’ ability to list alternative accommodations, including prohibiting the listing of unlicensed properties. Other states and local jurisdictions may introduce similar regulations. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. In addition, many of the laws that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and the alternative accommodation industry, which creates a risk of those laws being interpreted in ways not originally intended that could burden property owners and managers or otherwise harm Expedia’s business.

These risks could have a material adverse effect on Expedia’s alternative accommodations business and results of operations, which in turn could have a material adverse effect on Expedia's operations and financial results.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Expedia's and Bodybuilding's businesses, financial performance, results of operations or business growth.

Expedia's and Bodybuilding's businesses and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to Expedia and Bodybuilding and their businesses, including those relating to travel and alternative accommodation licensing and listing requirements, the sale and advertising of substances regulated by the FDA and other government agencies, the internet and online commerce, internet advertising and price display, consumer protection, licensing and regulations relating to the offer of travel insurance and related products, anti-corruption, anti-trust and competition, economic and trade sanctions, tax, banking, data security, the provision of payment services and privacy. As a result, regulatory authorities could prevent or temporarily suspend Expedia or Bodybuilding from carrying on some or all of their activities or otherwise penalize Expedia or Bodybuilding if its practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for Expedia's and Bodybuilding's products and services, limit marketing methods and capabilities, affect their margins, increase costs and/or subject them to additional liabilities or requirements for licensing.

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

Likewise, the SEC, Department of Justice and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws across industries. U.S. economic sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Syria and nationals and others of those countries, Ukraine/Russia related sanctions, as well as certain specifically targeted individuals and entities. Expedia and Bodybuilding believe that their respective activities comply with OFAC, European Union, United Kingdom and other regulatory authorities’ economic sanction and trade regulations, as well as anti-money laundering, and anti-corruption regulations, including the Foreign Corrupt Practices Act, the UK Bribery Act and the UK Criminal Finances Act. As regulations continue to evolve and regulatory oversight continues to increase, Expedia and Bodybuilding cannot guarantee that their respective programs and policies will be deemed compliant by all applicable regulatory authorities. In the event their controls should fail or are found to be out of compliance for other reasons, they could be subject to monetary damages, civil and criminal money penalties, litigation and damage to their reputation and the value of their brands.

Expedia also has been subject, and it will likely be subject in the future, to inquiries or legal proceedings from time to time from regulatory bodies concerning compliance with economic sanctions, consumer protection, competition, tax and travel industry-specific laws and regulations, including but not limited to investigations and legal proceedings relating to the travel industry and, in particular, parity provisions in contracts between hotels and online travel companies, including Expedia and the presentation of information to consumers. The failure of Expedia's businesses to comply with these laws and regulations could result in fines and/or proceedings against it by governmental agencies and/or consumers, which if material, could adversely affect its business, financial condition and results of operations. Furthermore, if such laws and regulations are not enforced equally against other competitors in a particular market, Expedia's compliance with such laws may put it at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements. Expedia is unable at this time to predict the timing or outcome of these various investigations and lawsuits or similar future investigations or lawsuits, and their impact, if any, on its business and results of operations.

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

The application of various domestic and international income and non-income tax laws, rules and regulations to Expedia's historical and new products and services is subject to interpretation by the applicable taxing authorities. These taxing authorities have become more aggressive in their interpretation and/or enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This has contributed to an increase in audit activity and harsher stances by tax authorities and has also resulted in legislative action, including new taxes on services and gross revenue and through other indirect taxes. As such, additional taxes or other assessments may be in excess of Expedia's current tax reserves or may require Expedia to modify its business practices, and incur additional cost to comply, any of which could have a material adverse effect on its business, results of operations and financial condition.

A number of taxing authorities have made inquiries, filed lawsuits and/or levied assessments asserting that Expedia is required to collect and remit hotel occupancy, state and local sales or use taxes or other taxes. Expedia is also in various stages of inquiry or audit with multiple jurisdictions regarding the application of value added/goods and services tax to its transactions. While Expedia believes it complies with applicable tax laws in the jurisdictions in which it facilitates travel reservations, tax authorities may conclude that it owes additional taxes and issue tax assessments. Expedia has in the past been required, and may in the future be required in certain domestic and foreign jurisdictions to pay any such tax assessments prior to contesting their validity, which payments may be substantial. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that Expedia believes it is subject to such taxes and, even when such payments are made, Expedia continues to defend its position vigorously. If Expedia prevails in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest.

Significant judgment and estimation is required in determining Expedia's worldwide tax liabilities. In the ordinary course of Expedia's business, there are transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Tax authorities may disagree with Expedia's intercompany charges, including the amount of or basis for such charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. For example, the IRS notified Expedia of a proposed adjustment relating to transfer pricing with Expedia’s foreign subsidiaries in connection with the examination of the 2009-2010 tax years, and although Expedia disagrees with the IRS’ position and are challenging the adjustments, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to Expedia, may adversely affect its financial results. Expedia believes its tax estimates are reasonable, however, the final determination of tax audits could be materially different from its historical tax provisions and accruals in which case it may be subject to additional tax liabilities, possibly including interest and penalties, which could have a material adverse effect on its cash flows, financial condition and results of operations.

Brexit may create additional indirect tax implications for Expedia’s business. There is uncertainty as to the manner and timing of the withdrawal of the United Kingdom from the European Union and the operation and application of relevant tax laws in the context of the withdrawal agreement scenarios. Depending upon the outcome, Expedia may have a material and adverse impact to its business.

The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect the financial position and results of operations of Expedia and Bodybuilding.

Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the digital economy. Certain jurisdictions have enacted new tax laws, rules and regulations directed at the digital economy and multi-national businesses. If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added taxes, digital services tax, withholding taxes, revenue based taxes, unclaimed property, or other tax laws applicable to the digital economy or multi-national businesses, the results of these changes could increase Expedia’s or Bodybuilding’s respective tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively, and subject Expedia or Bodybuilding to interest and penalties. Demand for their products and services could decrease if they pass on such costs to the consumer, result in increased costs to update or expand their technical or administrative infrastructure or effectively limit the scope of their business activities if they decided not to conduct business in particular jurisdictions. The outcome of these changes could have an adverse effect on Expedia’s and Bodybuilding’s businesses or financial performance.

Some jurisdictions have enacted laws that require online digital platforms to report user activity or collect and remit taxes from some or all of the travel suppliers listing on the online platform. Expedia periodically receives requests from tax authorities for information regarding accommodation providers listing on some of its sites as well as traveler information along with details of certain transactions through its sites, and in some cases Expedia has been legally obligated to provide this data. The cost of complying with these new rules and information requests may harm Expedia’s business.

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

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where Expedia has business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in several jurisdictions. For example, the 2017 Tax Cuts and Jobs Act reformed U.S. corporate income taxes and, among other things, reduced the U.S. corporate income tax rate from 35% to 21%, but imposed base-erosion prevention measures as well as a one-time mandatory deemed repatriation tax on accumulated foreign earnings. Expedia’s initial estimates of the financial impact of the 2017 Tax Cuts and Jobs Act may change as it reviews its analysis and as additional guidance becomes available. In general, changes in tax laws may affect Expedia’s tax rate, increase its tax liabilities, carrying value of deferred tax assets, or its deferred tax liabilities.

In addition, in October 2015, the Organization for Economic Co-Operation and Development released a final package of suggested measures to be implemented by member nations in response to a 2013 action plan calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” by multinational companies. Multiple member jurisdictions, including countries in which we operate, have implemented recommended changes such as country by country reporting (“CBCR”). The CBCR standards require multinationals to disclose certain financial and economic indicators across geographies. The CBCR disclosure is expected to result in increased global tax audit activity.

In March 2018, the OECD proposed measures to address the application of corporate tax to companies operating in the digital economy.  Following the OECD’s announcement, the European Commission published proposals for European Union (“EU”) member states to introduce a new digital services tax on the revenues of companies that provide certain digital services.  Several territories both within and outside the EU, including geographies in which we operate, have proposed similar measures to introduce new digital services taxes on companies. At present, there is limited guidance as to the applicability of these taxes to our businesses. These taxes are likely to be incremental to the taxes currently incurred by Expedia and could result in taxation of the same revenue in multiple countries. If enacted, these proposed measures could have an adverse effect on Expedia and Bodybuilding’s respective business or financial performance.

Additional legislative changes are anticipated in upcoming years, including but not limited to increased disclosure of company activities and the introduction of other new taxes specifically targeting the digital economy. Certain countries have adopted or have proposed the adoption of unilateral changes, thus increasing the risk of double taxation or multiple layers of taxation without relief. Any changes to U.S. or international tax laws or interpretation of current or existing law could impact the tax treatment of Expedia’s and Bodybuilding’s earnings and adversely affect their profitability. Expedia’s and Bodybuilding’s tax liabilities in the future could also be adversely affected by changes to their operating structure, changes in the mix of revenues and earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or the discontinuance of beneficial tax arrangements in certain jurisdictions.

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

Expedia is involved in various legal proceedings and claims involving taxes, property, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, securities laws, and other claims. Bodybuilding may be subject to intellectual property litigation and infringement claims initiated by others, other competitors or entities may assert rights in, or ownership of, its trademarks and other intellectual property rights or in marks that are similar to Bodybuilding's, and it may not be able to successfully resolve these types of conflicts to its satisfaction. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to Expedia's or Bodybuilding's businesses or operations. The defense of these actions has been, and will likely continue to be, both time consuming and expensive and the outcomes of these actions cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect Expedia's or Bodybuilding's businesses, consolidated financial position, results of operations, or cash flows in a particular period.

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

Expedia and Bodybuilding currently license from third parties some of the technologies, content and brands incorporated into its websites. As they continue to introduce new services that incorporate new technologies, content and brands, Expedia and Bodybuilding may be required to license additional technology, content or brands. Expedia and Bodybuilding cannot be sure that such technology, content and brand licenses will be available on commercially reasonable terms, if at all.

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

Expedia's and Bodybuilding's future success also depends on their ability to adapt their services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of their services in response to competitive service and product offerings. Cloud computing, the continued growth of alternative platforms and mobile computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies that use cloud computing or for such platforms as well as other technological changes, including new devices, services and home assistants, such as Amazon’s Echo and Alexa Voice and Google Home, and developing technologies, such as machine learning, artificial intelligence, chatbot and virtual reality technologies have, and will continue to, require new and costly investments. Transitioning to these new technologies may be disruptive to resources and the services Expedia and Bodybuilding provide, and may increase their reliance on third party service providers.  For example, Expedia is in the midst of a multi-year project to migrate products, data storage and functionality and significantly increase its utilization of public cloud computing services (such as Amazon Web Services).  In addition, Expedia and Bodybuilding may not be successful, or may be less successful than their current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to consumers, either of which would negatively impact their businesses and financial performance. New developments in other areas, such as cloud computing and software as a service provider, could also make it easier for competition to enter Expedia's markets due to lower up-front technology costs. In addition, Expedia and Bodybuilding may not be able to maintain their existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner.

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

Expedia and Bodybuilding rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to transmit and store data, including booking and purchase transactions, intellectual property, proprietary business information and that of its suppliers and business partners, personally identifiable information of its customers and employees, and invoicing information and the collection of payments, accounting, procurement, and supply chain activities. In addition, Expedia relies on its information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. Bodybuilding relies extensively on information systems for its ecommerce business, supply chain, manufacturing operations, financial reporting, human resources and various other processes and transactions.

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

Potential security breaches to Expedia's or Bodybuilding's systems or the systems of their service providers, whether resulting from internal or external sources, could significantly harm their respective businesses. Both Expedia and Bodybuilding devote significant resources to network security, monitoring and testing, employee training and other security measures, but there can be no guarantee that these measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent Expedia's or Bodybuilding's security systems could misappropriate customer or employee information, intellectual property, proprietary information or other business and financial data or cause significant interruptions in their operations. Expedia and Bodybuilding may need to expend additional significant resources to protect against security breaches or to address problems caused by breaches, and a security breach resulting in the reduction of website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, are often not recognized until launched against a target and may originate from less regulated or remote areas around the world, Expedia and Bodybuilding may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions or pursuant to contractual arrangements with payment card processors for associated expenses and penalties. Security breaches could also cause customers and potential users of Expedia and Bodybuilding and their respective business partners to lose confidence in their security, which would have a negative effect on the value of their brands. Failure to quickly respond to or failure to adequately protect against attacks or intrusions, whether for Expedia's or Bodybuilding's own systems or systems of vendors, could expose them to security breaches that could have an adverse impact on financial performance.

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

Expedia and Bodybuilding process, store and use customer and employee personal, financial  and other data, which subjects them to risks stemming from possible failure to comply with governmental regulation and other legal obligations, as well as litigation and reputational risks associated with the failure to protect such data from unauthorized use, theft or destruction.

Expedia and Bodybuilding each process, store and use customer and employee personal, financial and other data obtained from users of their websites and mobile applications and from their respective administration functions. There are numerous laws regarding the storing, sharing, use, processing, disclosure and protection of customer and employee personal, financial and other data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. Expedia and Bodybuilding strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of the companies.

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

Expedia and Bodybuilding are subject to privacy regulations, and compliance with these regulations could impose significant compliance burdens.

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

 Four U.S. states, including California, passed comprehensive privacy legislation that will go into effect in beginning in 2019 or 2020, and 15 additional states are considering privacy legislation this legislative term. In addition, the European Union’s newly adopted privacy and data security regulation, the General Data Protection Regulation, that went into effect in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. At least 12 additional countries in Asia, Eastern Europe and Latin America have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. Expedia and Bodybuilding each have invested, and expect to continue to invest, significant resources to comply with the GDPR and other privacy laws and regulations. Failure to meet any of the requirements of these laws and regulations could result in significant penalties or legal liability, adverse publicity and/or damage to their respective reputations, which could negatively affect their respective businesses, results of operations and financial condition.

Expedia has foreign exchange risk.

Expedia conducts a significant and growing portion of its business outside the United States. As a result, it faces exposure to movements in currency exchange rates, particularly those related to the British pound sterling, Euro, Canadian dollar, Australian dollar, Thai baht, Brazilian real, and Nordic currencies.

These exposures include but are not limited to re-measurement gains and losses from changes in the value of foreign denominated monetary assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; fluctuations in accommodation revenue due to relative currency movements from the time of booking to the time of stay; planning risk related to changes in exchange rates between the time Expedia prepares its annual and quarterly forecasts and when actual results occur; and the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.

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
•

Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on technology, supply or emerging market marketing investments;

•	Changes in expectations as to Expedia's future financial performance, including financial estimates by securities analysts and investors;
•	Rating agency credit rating actions or pronouncements;
•	Reaction to Expedia's earnings releases and conference calls, or presentations by executives at investor and industry conferences;
•	Worldwide macro-economic and financial market conditions and fluctuations in currency exchange rates;
•	Changes in Expedia's capital or governance structure;
•	Changes in the stock price or market valuations of trivago, Expedia’s majority-owned, publicly traded subsidiary, whose stock price is also highly volatile;
•	Changes in market valuations of other internet or online service companies;
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

Expedia has outstanding long-term indebtedness, excluding current maturities, with a face value of $3.7 billion, and it has a $2.0 billion unsecured revolving credit facility. Risks relating to Expedia's indebtedness include:

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

Expedia is exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to Expedia’s bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2018, Expedia held cash in bank depository accounts of approximately $1.7 billion (primarily in Bank of America, The Bank of Tokyo-Mitsubishi UFJ, BNP Paribas, HSBC, JPMorgan Chase, Lloyds Bank plc, Standard Chartered Bank, and Sumitomo Mitsui Banking Corporation) and held term deposits of approximately $566 million at financial institutions including, HSBC, National Australia Bank, and The Bank of Nova Scotia. Additionally, majority-owned subsidiaries held cash of approximately $134 million (primarily in BNP Paribas and Deutsche Bank) and held term deposits of approximately $86 million at Deutsche Bank.  As it relates to foreign exchange, as of December 31, 2018, Expedia was party to forward contracts with a notional value of approximately $2.8 billion, the fair value of which was an asset of approximately $22 million. The counterparties to these contracts were  primarily Australia and New Zealand Banking Group, Barclays Bank, Bank of America, The Bank of Tokyo-Mitsubishi UFJ, Mizuho Bank, Citibank, Goldman Sachs, HSBC, Royal Bank of Canada, Standard Chartered Bank, Societe Generale, and Wells Fargo. Expedia employs forward contracts to hedge a portion of its exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return Expedia’s funds or pay Expedia net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts. In addition, Expedia faces significant credit risk and potential payment delays with respect to non-financial contract counterparties including its Expedia Partner Solutions partners, which may be exacerbated by economic downturns. The realization of any of these risks could have an adverse impact on Expedia’s business and financial performance.

Actual or potential conflicts of interest may develop between Expedia management and directors, on the one hand, and the management and directors of IAC/InterActiveCorp (“IAC”), on the other.

Mr. Diller serves as Expedia’s Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC, and Mr. Victor Kaufman serves as a member of the Expedia Board of Directors and as a member of the IAC Board of Directors and as executive Vice Chairman of IAC. Ms. Chelsea Clinton and Mr. Alexander Von Furstenberg also serve as members of the Board of Directors of both Expedia and IAC.  These overlapping relationships could create, or appear to create, potential conflicts of interest for the directors or officers when facing decisions that may affect both IAC and Expedia. Mr. Diller in particular may also face conflicts of interest with regard to the allocation of his time between the companies.

Expedia’s certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC. This corporate opportunity provision may have the effect of exacerbating the risk of conflicts of interest between the companies because the provision effectively shields an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to IAC instead of Expedia.

Bodybuilding operates in a highly competitive industry and its failure to compete effectively could materially and adversely affect its sales and growth prospects.

Bodybuilding competes primarily against other online retailers, specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, Bodybuilding experiences increased competition for those products. For example, as the trend in favor of whey protein products developed, it experienced increased competition for whey protein products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail, e-commerce or wholesale channels could have a material adverse effect on Bodybuilding's financial condition and results of operations. Certain of Bodybuilding's competitors may have significantly greater financial, technical and marketing resources. In addition, Bodybuilding's competitors may be more effective and efficient in introducing new products. Bodybuilding may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of market share.

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

Bodybuilding's business is subject to changing consumer trends and preferences. Any failure to accurately predict or react to these trends could negatively impact consumer opinion of Bodybuilding as a source for the latest products, which in turn could harm its customer relationships and cause it to lose market share. The success of Bodybuilding's product offerings depends upon a number of factors, including its ability to:

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

Some of the products Bodybuilding sells, distributes or manufactures may expose it to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Bodybuilding's products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements. These products could contain contaminated substances, and some of the products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

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

Bodybuilding's business is highly dependent upon email and other messaging services for promoting its sites and products. Bodybuilding provides emails and other “push” communications to customers and other visitors informing them of what is available for purchase on its site that day, and believes these messages are an important part of its marketing and generate a substantial portion of its revenue. If Bodybuilding is unable to successfully deliver emails or other messages to its subscribers, or if subscribers decline to open its emails or other messages, its revenue and profitability would be materially and adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening its emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact Bodybuilding's business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in Bodybuilding's inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit its ability to send such communications or impose additional requirements upon Bodybuilding in connection with sending such communications would also materially and adversely impact its business. Bodybuilding's use of email and other messaging services to send communications about its site or other matters may also result in legal claims against it, which may cause increased expenses, and if successful may result in fines and orders with costly reporting and compliance obligations or may limit or prohibit its ability to send emails or other messages. Bodybuilding also relies on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit Bodybuilding's ability or its customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking may materially and adversely affect its business, financial condition and results of operations.

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

The fair value of our investment in Expedia, on an as-converted basis, was approximately $2,690 million as of December 31, 2018, which represents a large portion of Expedia Holdings’ total market value. As a result, our stock price may move in tandem with the Expedia stock price, with the result that our stock price may be disproportionately affected by the results of operations of Expedia and developments in its business.

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

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•	providing that all legal actions with respect to derivative claims and fiduciary duty claims be brought exclusively in Delaware courts;
•	limiting who may call special meetings of stockholders;
•	prohibiting stockholder action by written consent, other than in certain limited circumstances, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

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

Malone beneficially owns shares of our common stock representing approximately 33% of Expedia Holdings’ voting power, due to his beneficial ownership of approximately 95% of the Company’s outstanding Series B common stock as of January 31, 2019. Malone's equity interest in Expedia Holdings is not subject to any restrictions in favor of Expedia Holdings other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements. Malone's rights to vote or dispose of his equity interest in Expedia Holdings is, however, subject to restrictions pursuant to the terms of the Proxy Arrangements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

In connection with the Expedia Holdings Split-Off, a wholly owned subsidiary of Liberty Media entered into a facilities sharing agreement with Expedia Holdings, pursuant to which Expedia Holdings shares office facilities with Liberty Media located at 12300 Liberty Boulevard, Englewood, Colorado.

Expedia leases approximately 4.9 million square feet of office space worldwide, pursuant to leases with expiration dates through March 2031. Expedia leases 580,000 square feet for its headquarters in Bellevue, Washington, the majority of which ends by mid-2020 with the exception of 70,000 square feet which expires in 2023. In addition, Expedia also leases approximately 1.5 million square feet of office space for its domestic operations in various other cities and locations pursuant to leases with expiration dates through March 2031. Expedia also leases approximately 2.8 million square feet of office space for its international operations in various cities and locations pursuant to leases with expiration dates through June 2030. In addition to its leased space, on April 30, 2015, Expedia acquired its future corporate headquarters, consisting of multiple office and lab buildings located in Seattle, Washington. The build out of the headquarters is significant as Expedia converts lab facilities into office space. Expedia expects employees to begin to move into the new campus at the end of 2019.

Bodybuilding operates order fulfillment centers in Shiremanstown, Pennsylvania, North Las Vegas, Nevada, and Dunstable, Bedfordshire, England. Bodybuilding leases its corporate headquarters, which is located in Boise, Idaho. Fulfillment centers are typically leased with standard lease terms of three to five years, with lease expiration dates varying between 2019 and 2024.

Item 3. Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Bodybuilding are party to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We do not believe there are any material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2018 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Series A and Series B common stock trades on the Nasdaq Global Select Market under the symbols “LEXEA” and “LEXEB,” respectively. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2018 and 2017. Although our Series B common stock is traded on the Nasdaq Global Select market, an established public trading market does not exist for the stock, as it is not actively traded.

	Series B
	(LEXEB)
	High	Low
2017
First quarter (1)	41.00	41.00
Second quarter	53.46	46.93
Third quarter	57.52	51.70
Fourth quarter	55.00	45.02

2018
First quarter	50.51	47.00
Second quarter	46.00	39.17
Third quarter	48.05	46.00
Fourth quarter	41.41	39.59

(1)	The Series B common shares trade infrequently. During the first quarter of 2017, no trades occurred, as such the high and low prices shown for this period relate to the fourth quarter of 2016.

Holders

As of January 31, 2019,  there were 881 and 57 record holders of our Series A and Series B common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our equity securities during the three months ended December 31, 2018.

During the three months ended December 31, 2018,  54 shares and no shares of Series A and Series B Expedia Holdings common stock, respectively, were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

Summary Balance Sheet Data:

	December 31,
	2018	2017	2016 (1)	2015	2014
	amounts in millions
Cash and cash equivalents	$2,512	2,961	1,851	2	2
Accounts receivable, net	$2,154	1,871	1,345	1	1
Investment in Expedia	$—	—	—	927	514
Intangible assets not subject to amortization	$20,838	21,507	22,740	77	77
Intangible assets subject to amortization, net	$3,931	5,010	6,363	24	22
Total assets	$31,897	33,968	33,982	1,126	706
Accounts payable, merchant	$1,699	1,838	1,509	—	—
Total debt and capital lease obligations, including current	$4,243	4,867	3,795	41	36
Deferred income tax liabilities	$1,530	2,155	3,477	304	156
Noncontrolling interests in equity of subsidiaries	$15,116	16,493	17,529	—	2
Total equity	$17,517	19,102	20,292	672	390

Summary Statement of Operations Data:

	Year ended December 31,
	2018 (4)		2017 (3)	2016 (1)	2015	2014
	amounts in millions, except per share amounts
Revenue		$11,449	10,286	1,581	465	455
Operating income (loss)		$(700)	(2,993)	(389)	10	10
Interest expense		$(135)	(125)	(19)	(1)	(1)
Share of earnings (losses) of Expedia	$	NA	NA	26	117	58
Gains (losses) on transactions, net		$—	—	2,005	—	—
Gain (loss) on dilution of investment in Expedia	$	NA	NA	(2)	320	3
Net earnings (loss) attributable to Expedia Holdings shareholders		$(128)	(192)	2,292	281	45
Basic earnings (loss) attributable to Series A and Series B Expedia Holdings shareholders per common share (2)		$(2.25)	(3.37)	40.21	4.94	0.80
Diluted earnings (loss) attributable to Series A and Series B Expedia Holdings shareholders per common share (2)		$(2.25)	(3.37)	39.52	4.94	0.80

(1)

As discussed in note 3 to the accompanying consolidated financial statements, in connection with the Expedia Holdings Split-Off, pursuant to the Governance Agreement and Proxy Arrangements, Expedia Holdings may now exercise its approximately 53.0% voting interest in Expedia. As a result, Expedia Holdings began consolidating Expedia upon completion of the Expedia Holdings Split-Off. In conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.

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

(3)

Results of operations in 2017 were impacted by  $3,601 million of acquisition accounting adjustments and impairments, as reconciled in the “Results of Operations – Expedia” section below, which was primarily comprised of depreciation and amortization of $1,360 million, as well as an impairment recorded to goodwill in the amount of $2,197 million (see note 5 to the consolidated financial statements for additional details).

(4)

The 2018 operating loss was less than the prior year due to a non-recurring impairment of goodwill in the prior year (discussed above) and a reduction of purchase accounting amortization compared to 2017, partially offset by an impairment of intangible assets during 2018 of $487 million (see note 5 to the consolidated financial statements for additional details).

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

Explanatory Note

During November 2015, the board of directors of Liberty Interactive Corporation, now known as Qurate Retail, Inc. (“Qurate Retail”) authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings," the "Company," “us,” “we,” or “our” as discussed below) (the "Expedia Holdings Split-Off"). Immediately following the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Qurate Retail's former ownership interest in Expedia Group, Inc. ("Expedia"), as well as Qurate Retail's former wholly-owned subsidiary Vitalize, LLC (which we refer to as “Bodybuilding”). As of December 31, 2018, Expedia Holdings beneficially owned approximately 16.2% of the outstanding Expedia common stock and 53.0% of the voting interest in Expedia. Bodybuilding became a wholly owned subsidiary of Qurate Retail in October 2015 when Qurate Retail purchased the remaining ownership interest in Bodybuilding.

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

Overview

We own an approximate 16.2% equity interest and 53.0% voting interest in Expedia as of December 31, 2018. Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to a stockholders agreement (the “Stockholders Agreement”) with Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock ("EXPE") and Expedia class B common stock (the “Expedia class B common stock,” and together with EXPE, the “Expedia common stock”) then owned by Qurate Retail.  Qurate Retail was also subject to a governance agreement (the

“Governance Agreement”) with Expedia which provided for the right to nominate 20% of the members of Expedia's board of directors, which is currently comprised of 15 members (three of which were nominated by Qurate Retail). The Governance Agreement also provided for registration and other rights, and imposed certain restrictions on the ownership of shares of Expedia class B common stock. Pursuant to the Governance Agreement, Qurate Retail had (and, following the completion of the Expedia Holdings Split-Off, the Company has) preemptive rights that entitle it to purchase a number of shares of Expedia common stock (excluding certain issuances related to options, warrants or convertible securities) so that Qurate Retail or the Company, as applicable, will maintain the identical ownership interest in Expedia (subject to certain adjustments) that it had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Qurate Retail or the Company, as applicable, would or will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Qurate Retail or the Company, as applicable, opted or opts to acquire shares of EXPE in lieu of shares of Expedia class B common stock. Based on the Stockholders Agreement and the Governance Agreement, the Company determined that, prior to the Expedia Holdings Split-Off, it did not control Expedia but instead had significant influence with respect to Expedia and accordingly, accounted for its investment in Expedia as an equity method affiliate.

In connection with the Expedia Holdings Split-Off, (a), the Governance Agreement and Stockholders Agreement were assigned by Qurate Retail to the Company and (b) Mr. Diller ceased to directly control a majority voting interest in Expedia by irrevocably assigning (the “Diller Assignment”) the Diller Proxy to the Company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone (“Malone”), Leslie Malone (“Mrs. Malone” and together with Malone, the “Malone Group”), Qurate Retail and the Company (the “Amended and Restated Transaction Agreement” and the date on which such termination event occurs, the “Proxy Arrangement Termination Date”). On March 6, 2018, the Company, Qurate Retail, Mr. Malone, Mrs. Malone and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Amended and Restated Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as set forth in the Amended and Restated Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date will occur, and the Transaction Agreement together with certain Subject Instruments (as defined in the Transaction Agreement) will terminate, on May 4, 2019. By virtue of (i) certain governance rights with respect to the Company as set forth in the Company’s restated certificate of incorporation, an amendment to the Stockholders Agreement and the Amended and Restated Transaction Agreement and (ii) the grant by the Malone Group to Mr. Diller of an irrevocable proxy to vote, subject to certain exceptions, shares of the Company’s common stock beneficially owned by the Malone Group upon the completion of the Expedia Holdings Split-Off or thereafter for a period of time ending upon termination of Mr. Diller's assignment of the Diller Proxy (the arrangements described in clauses (i) and (ii), together with the Diller Assignment, the “Proxy Arrangements”), Mr. Diller will be able to elect and replace the directors of the Company who will determine how the Company will exercise certain rights and vote the shares of EXPE and Expedia class B common stock owned by the Company in the election of Expedia directors, though Malone will retain the ability to remove such directors of the Company. The rights under the Governance Agreement and Stockholders Agreement, each as assigned and amended, will be maintained even upon termination of the Proxy Arrangements. As a result, Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia.

The financial information represents a combination of the historical financial information of Bodybuilding and Qurate Retail's interest in Expedia. This financial information refers to the consolidation of the aforementioned subsidiary and investment as "Expedia Holdings," "the Company," "us," "we" and "our" here and in the notes to the consolidated financial statements.

Strategies and Challenges

Executive Summary

Expedia is one of the world’s largest travel companies. Expedia helps knock down the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. Expedia brings the world within reach for customers and partners around the globe.  Expedia leverages its platform and technology capabilities across an extensive portfolio of businesses and brands to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. Expedia makes available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. Expedia also offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on its websites.

Bodybuilding is primarily an Internet retailer of dietary supplements, sports nutrition products and other health and wellness products. It is also a large publisher of online health and fitness content (e.g. workout programs, video databases, articles, recipes, health advice and motivational stories) as well as a paid subscription model for structured online fitness trainers and nutrition education. The online model also includes a combination of detailed product information and real-time user reviews to help its visitors achieve their health and fitness goals. Visitors include gym-goers, athletes, weightlifters and bodybuilders, and any individual wanting to improve their mental and physical well-being. Bodybuilding launched its Bodybuilding.com website in 1999 which now includes more than 17,000 pages of editorial content, 7,000 videos and 16,000 pages of store content. Its properties encompass more than 21 million monthly unique visitors that create an inclusive online fitness community that allows people of all health and fitness levels to track their progress and discuss goals, techniques, supplementation and achievements.

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

Bodybuilding primarily earns revenue from the sale of health and fitness supplements and accessories on its Bodybuilding.com website and mobile applications, through its content subscription service, and a very limited amount from advertising revenue. Bodybuilding markets approximately 300 globally recognized brands, including a number of brands exclusive to its retail channel. Through its Bodybuilding.com website, Bodybuilding offers directly to its customers one of the largest varieties of supplements, vitamins, minerals, exercise products, apparel, and exercise equipment, with approximately 12,000 stock keeping units, and delivers its products primarily through its fulfillment centers. Bodybuilding is diligent about offering a broad spectrum of products to meet the needs of its customers but also develops, identifies and retains exclusive brands for its customer bases. Bodybuilding expects to drive revenue by continuing to sell supplements, increase advertising revenue on its properties, further leverage its fitness related content monetization, and optimize its online and mobile applications for a better shopping and online customer experience. Bodybuilding's business is slightly seasonal; the first quarter of the year is its busiest, as people start to implement their New Year's resolutions toward health and fitness.

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

Increased usage and familiarity with the internet drove rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2019, over 45% of U.S. and European leisure, and unmanaged corporate travel expenditures are expected to occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 35% to 45%. These penetration rates increased over the past few years, and are expected to continue growing, which presents an attractive growth opportunity for its businesses, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, HomeAway (which Expedia acquired in December 2015) and Booking.com (owned by Booking Holdings)  have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is expected to continue to grow as a percentage of the global accommodation market. Furthermore, Expedia saw increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality and product enhancements by companies such as Google. Finally, traditional consumer eCommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.

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

Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on Expedia’s overall marketing efficiencies and operating margins. Expedia manages its selling and marketing spending on a brand basis, making decisions in each applicable market that it thinks are appropriate based on the relative growth opportunity, and the expected returns and the competitive environment. In certain cases, particularly in emerging markets, Expedia is pursuing and expects to continue to pursue long-term growth opportunities for which its marketing efficiency is less favorable than that for its consolidated business, but for which it still believes the opportunity to be attractive. In addition, the crowded online travel environment is now driving certain secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing traveler mind share.

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

Results of Operations—Years Ended December 31, 2018,  2017 and 2016

The amounts included in the table below represent the Company’s results for each of the years ended December 31, 2018,  2017 and 2016, as well as revenue, operating income (loss) and Adjusted OIBDA for the year ended December 31, 2016 on a pro forma basis, prepared utilizing the historical financial statements of Expedia, giving effect to acquisition accounting related adjustments made at the time of acquisitions, as if the consolidation of Expedia was completed on January 1, 2015. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been as if the transaction had happened previously and the Company consolidated Expedia during the periods presented.

Consolidated operating results:

				Pro forma
	Year ended December 31,			Year ended December 31,
	2018	2017	2016	2016
	amounts in millions
Revenue
Expedia	$11,223	9,994	1,170
Corporate and other	226	292	411
Consolidated Expedia Holdings	$11,449	10,286	1,581	9,185

Operating income (loss)
Expedia	$(615)	(2,976)	(383)
Corporate and other	(85)	(17)	(6)
Consolidated Expedia Holdings	$(700)	(2,993)	(389)	(1,017)

Adjusted OIBDA
Expedia	$1,945	1,640	133
Corporate and other	(14)	(2)	13
Consolidated Expedia Holdings	$1,931	1,638	146	1,616

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

Revenue

Consolidated Expedia Holdings revenue increased $1,163 million and $8,705 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods.

The increase in revenue in 2018 compared to the same period in the prior year was due to a $1,229  million increase in revenue at Expedia during 2018 compared to the same period in the prior year. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.  The increase in revenue was partially offset by a decrease in revenue in Corporate and other related to Bodybuilding of $66 million,  primarily driven by a 28% decrease in store visits, leading to a decrease in order volumes from the prior year by approximately 25%. The site visit declines to the retail website are the result of a decrease in traffic from search engine optimization marketing channel due to algorithmic and ranking changes, combined with a decrease in direct navigation to the retail website as a result of distributed content now available on many social media feeds and increased product discovery on competitor channels. Strategic changes to shipping and advertising revenue also contributed to the revenue decrease, as free and flat rate shipping was launched to improve the customer experience.  The increase in revenue during 2017 compared to the same period in the prior year was due to a full year of consolidated Expedia revenue in 2017, whereas Expedia revenue was only included from November 4 through December 31 in 2016. On a pro forma basis, total revenue increased by $1.1 billion for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in revenue on a pro forma basis is primarily due to a $1.3 billion increase in Expedia’s actual stand-alone revenue for the same period.

Operating Income (Loss)

Consolidated Expedia Holdings operating loss decreased $2,293 million and increased $2,604 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods.

Expedia operating loss decreased $2,361 million during the year ended December 31, 2018 when compared to the same period in 2017, due to a decrease in acquisition accounting adjustments and impairments as compared to the same period in the prior year as reconciled in the “Results of Operations – Expedia.” Corporate and other operating loss increased by $68 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to an increase in operating loss at Bodybuilding of $66 million. Bodybuilding’s operating loss increased primarily as a result of a $66 million decline in revenue and the $57 million goodwill impairment at Bodybuilding (see note 5 to the accompanying consolidated financial statements), partially offset by a $55 million decrease in operating expenses, primarily due to reduced cost of goods sold as a result of a decrease in product sales.

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

On a pro forma basis, operating loss increased by $2.0  billion for the year ended December 31, 2017 compared to the year ended December 31, 2016. The pro forma increase in operating loss is primarily attributable to the $2,197 million goodwill impairment in 2017, and the operating results of Bodybuilding and Expedia in 2017. See discussion above regarding Bodybuilding’s results of operations, and see the “Results of Operations – Expedia” section below for discussion about Expedia’s results of operations.

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

Consolidated Expedia Holdings Adjusted OIBDA increased $293 million and $1,492 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods.

Expedia Adjusted OIBDA increased $305 million during the year ended December 31, 2018 when compared to the same period in 2017.  The increase in Expedia Adjusted OIBDA was partially offset by a decrease of $12 million in Corporate and Other Adjusted OIBDA for the year ended December 31, 2018 as compared to the same period in the prior year, primarily as a result of a decrease of $11 million related to Bodybuilding, and $1 million related to corporate spending.

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

On a pro forma basis, Adjusted OIBDA improved by $22 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Expedia’s actual stand-alone Adjusted OIBDA improved $103 million for the same period. This was partially offset by purchase accounting adjustments in 2017.

Other Income and Expense:

Components of Other Income (Expense) are presented in the table below.

	Year ended December 31,
	2018	2017	2016
	amounts in millions
Interest expense
Expedia	$(130)	(117)	(17)
Corporate and other	(5)	(8)	(2)
Consolidated Expedia Holdings	$(135)	(125)	(19)

Gain on consolidation of Expedia
Expedia	$—	—	—
Corporate and other	—	—	2,005
Consolidated Expedia Holdings	$—	—	2,005

Other, net
Expedia	$(38)	(27)	1
Corporate and other	16	(1)	(1)
Consolidated Expedia Holdings	$(22)	(28)	—

Interest expense

Consolidated Expedia Holdings interest expense increased $10 million and $106 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods.  The increase in Expedia interest expense in 2018 was primarily due to a full year of interest on the Expedia 3.8% senior notes due 2028 that were issued in September 2017, partially offset by lower interest expense due to the maturity of the Expedia 7.456% senior notes due 2018.  Corporate and other interest expense decreased for the year ended December 31, 2018, compared to the corresponding prior year period, primarily as a result of the Expedia Holdings margin loan that was repaid in June 2017.  The increase in 2017 was due to a full year of consolidated Expedia interest expense in 2017, whereas Expedia interest expense was only included from November 4 through December 31 in 2016.  Corporate and other interest expense increased for the year ended December 31, 2017, as compared to the corresponding prior year period, primarily as a result of borrowings on corporate debt instruments outstanding for the full year, compared to two months in 2016.

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

Other, net

Consolidated Expedia Holdings other expense decreased $6 million and increased $28 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. Expedia other expense increased $11 million for the year ended December 31, 2018, compared to the same period in the prior year, due to unrealized losses on Expedia’s minority equity investment in Despegar, offset by foreign exchange gains and interest and dividend income. Corporate and other other expense decreased $17 million for the year ended December 31, 2018, compared to the same period in the prior year was primarily as a result of unrealized gains on the Expedia Holdings 1% Exchangeable Senior Debentures due 2047.  The increase in other expense for the year ended December 31, 2017, compared to the same period in the prior year was primarily due to a full year of consolidated Expedia results in 2017, whereas Expedia revenue was only included from November 4 through December 31 in 2016.

Income taxes

The Company had an income tax benefit of $214 million, $1,141 million and $451 million for the years ended December 31, 2018,  2017 and 2016, respectively.

Our effective tax rate for the year ended December 31, 2018 was 25%.  The 2018 effective tax rate is higher than the U.S. federal income tax rate of 21% due to income tax benefits from losses in foreign jurisdictions taxed at rates other than the 21% U.S. federal tax rate and an increase in federal tax credits, partially offset by excess tax expense related to share-based compensation, changes in unrecognized tax benefits, and changes in the valuation allowance.

In connection with the Tax Cuts and Jobs Act (the “Tax Act”), as discussed in note 7 in the accompanying consolidated financial statements, the Company recorded a discrete net tax benefit in the period ending December 31, 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction, partially offset by a net tax expense for the deemed repatriation of foreign earnings. The income tax benefit was also impacted by a deferred tax benefit related to the amortization of intangible assets.

 Our effective tax rate for the year ended December 31, 2016 was 28%. The 2016 effective tax rate is less than the U.S. federal income tax rate of 35% due primarily to the consolidation of a previously held equity method affiliate in the current period that triggered a gain for accounting purposes but not for tax purposes and the reversal of the deferred tax liability related to the equity method affiliate, which resulted in additional tax benefit.

Net earnings (losses)

We had net losses of $643 million,  net losses of $2,005 million and net earnings of $2,072 million for the years ended December 31,  2018,  2017 and 2016, respectively. The change in net earnings was the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Liquidity and Capital Resources

As of December 31, 2018, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, cash generated by Bodybuilding’s operating activities (to the extent such cash exceeds the working capital needs of the subsidiary and is not otherwise restricted), proceeds from asset sales, outstanding debt facilities, debt and equity issuances and dividend and interest receipts.

As of December 31, 2018, the Company had a cash balance of $2,512 million. Approximately $2,443 million of the cash balance is held by Expedia. Although we have an approximate 53.0% voting interest in Expedia as of December 31, 2018, Expedia is a separate public company with a significant noncontrolling interest, as we only have a 16.2% economic interest in Expedia as of December 31, 2018. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's minority holders. Even upon consolidation of Expedia, we do not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests provided, however, under the terms of the Debentures we are obligated to make additional distributions with respect to the Debentures in the event of certain dividends or distributions paid or made by Expedia to its stockholders, which limits our ability to use any such cash we receive from Expedia. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of December 31, 2018, the total cash and cash equivalents and short-term investments held outside the United States was $1.2 billion ($1.0 billion in wholly-owned foreign subsidiaries and $220 million in majority-owned subsidiaries). The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States, and for which future distributions could be taxable, was $104 million as of December 31, 2018. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $22 million as of December 31, 2018.

As of December 31, 2018, Expedia has $2.0 billion available for borrowing under its revolving credit facility.

During November 2016, prior to and in conjunction with the Expedia Holdings Split-Off, the Company borrowed $350 million under a new margin loan secured by shares of Expedia and distributed approximately $299 million to Qurate Retail. In June 2017, the Company closed the private offering of $400 million of the Debentures, and the proceeds of the Debentures were primarily used to repay the outstanding borrowings of $350 million under the margin loan. As of December 31, 2018, the Company has a corporate cash balance of approximately $68 million and $25 million of short-term marketable securities.

Expedia Holdings does not have a corporate debt rating.

Expedia Holdings, Expedia and Bodybuilding were in compliance with their debt covenants as of December 31, 2018.

	Year Ended December 31,
	2018	2017	2016
	amounts in millions
Cash flow information
Expedia cash provided (used) by operating activities	$1,975	1,845	127
Corporate and other cash provided (used) by operating activities	(15)	(2)	39
Net cash provided (used) by operating activities	$1,960	1,843	166
Expedia cash provided (used) by investing activities	(559)	(1,581)	(118)
Corporate and other cash provided (used) by investing activities	(16)	(9)	1,732
Net cash provided (used) by investing activities	$(575)	(1,590)	1,614
Expedia cash provided (used) by financing activities	(1,489)	688	104
Corporate and other cash provided (used) by financing activities	(14)	71	19
Net cash provided (used) by financing activities	$(1,503)	759	123

During the year ended December 31, 2018, our primary sources and uses of cash were capital expenditures at Bodybuilding of $6 million, net repayments of debt of $14 million, and dividends received from Expedia of $29 million. Expedia’s primary sources and uses of cash were capital expenditures of $878 million, cash used for acquisitions of $53 million, repayment of long-term debt of $500 million, cash paid to acquire shares of $923 million, and $186 million of cash dividend payments, partially offset net sales and maturities of investments of $334 million and $166 million of proceeds from the exercise of options and employee stock purchase plans.

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

During the years ended December 31, 2018,  2017 and 2016, Expedia paid dividends to Expedia Holdings aggregating approximately $29 million, $27 million and $17 million, respectively.

The projected use of our corporate cash will be the payment of interest with respect to the Debentures, and may include further investment in the Bodybuilding business and potential additional investments in new or existing businesses.

Expedia’s ongoing investments include but are not limited to improvements in infrastructure, which include its servers, networking equipment and software, release improvements to its software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, Expedia began its expansion into the cloud computing environment. While cloud computing expenses are expected to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to Expedia’s data centers over time. Expedia’s future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of its business strategy. For the new headquarters Expedia expects to spend approximately $900 million.  Of the total approximately $30 million was spent in 2016 and approximately $70 million in 2017, and approximately $190 million in 2018. During 2019 and 2020, Expedia expects to spend $425 million to $475 million, respectively, and $135 million to $185 million, respectively. However, the timing of spend could shift as Expedia progresses toward completion of the project and total spend estimates could increase due to impacts from any additional tariffs.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Contractual obligations
Long-term debt and capital leases (1)	$4,149	5	750	744	2,650
Interest payments (2)	$1,088	165	283	220	420
Operating lease obligations, including interest (3)	$925	158	237	169	361
Purchase obligations (4)	$685	354	266	65	—
Guarantees (5)	$59	59	—	—	—
Letters of credit (5)	$28	13	11	—	4
Total	$6,934	754	1,547	1,198	3,435

(1)

Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments were issued at a discount or premium. Amounts do not assume additional borrowings or refinancings of existing debt. Amounts assume that outstanding balances were the same through maturity of the notes. For the Expedia unsecured notes that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”), the December 31, 2018 Euro exchange rate was used to convert the Euro 650 million to U.S. Dollars.

(2)

Amounts (i) are based on our outstanding debt at December 31, 2018, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2018 rates and (iii) assume that our existing debt is repaid at maturity. For the Expedia 2.5% Notes, the December 31, 2018 Euro exchange rate was used to calculate the related U.S. Dollar interest payments at the December 31, 2018 spot rate.

(3)

The leases are for office space and related office equipment. Certain leases contain periodic rent escalation adjustments and renewal options. Lease obligations expire at various dates with the latest maturity in 2031.

(4)

Purchase obligations represent the minimum obligations Expedia and Bodybuilding have under agreements with certain of their vendors and marketing partners. These minimum obligations are less than Expedia’s and Bodybuilding’s projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(5)

Guarantees and letters of credit (“LOCs”) are commitments that represent funding responsibilities that may require Expedia’s performance in the event of third-party demands or contingent events. Expedia uses its stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. Of the outstanding balance of Expedia’s stand-by LOCs, $15 million directly reduces the amount available to Expedia from its revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, Expedia provides a guarantee to the aviation authorities of certain foreign countries to protect against potential non-delivery of its packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Expedia’s guarantees also include bonds relating to tax assessments that it is contesting and certain surety bonds related to various company performance obligations.

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

The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company's indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. As of December 31, 2018, the Company had approximately $20.8 billion of indefinite lived intangible assets. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. Over the first three quarters of 2018 trivago reported revenue and Adjusted OIBDA amounts that were behind previous projections and prior year amounts.  Accordingly, trivago decided to shift its strategy from a focus on aggressive revenue growth with lower profitability to less aggressive revenue growth with higher profitability. As a result of this shift in revenue growth projections it was determined that an indication of impairment existed for trivago’s tradenames.  An impairment in the amount of $487 million was recorded as of December 31, 2018 (see note 5 in the accompanying consolidated financial statements).

We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year. The Company utilizes a qualitative assessment for determining whether the quantitative goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. At December 31, 2018,  the Company determined that it was not necessary to perform a quantitative goodwill impairment assessment, however during the third quarter of 2018 the Company recorded a $57 million impairment related to Bodybuilding’s goodwill (see note 5 in the accompanying consolidated financial statements).  During the year ended December 31, 2017, an impairment was recorded in the amount of $2,197 million (see note 5 in the accompanying consolidated financial statements).

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

Loyalty Program Accruals.   Expedia offers certain internally administered traveler loyalty programs to its customers, such as its Hotels.com Rewards program, Brand Expedia Expedia+ rewards program and Orbitz rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks SM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, Expedia records a liability for the estimated future cost of redemptions. The cost of these loyalty points is recorded as a reduction to revenue in the consolidated financial statements. Expedia determines the future redemption obligation based on judgment factors including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. The actual future cost and rate of redemptions could differ materially from Expedia’s estimates.

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

Occupancy Tax and Other Taxes. Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, sales tax, and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of Expedia’s travel services, Expedia collects a tax recovery charge from the customer which Expedia pays to the hotel. The tax recovery charge is calculated by applying the applicable tax rate supplied to Expedia by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, Expedia does not collect or remit taxes, nor does Expedia pay taxes to the hotel operator, on the portion of the customer payment it retains. Some jurisdictions have questioned Expedia’s practice in this regard. While the applicable tax provisions vary among the jurisdictions, Expedia generally believes that it is not required to pay such taxes. More recently, a limited number of taxing jurisdictions have made similar claims against HomeAway for tax amounts due on the rental amounts charged by owners of vacation rental properties or for taxes on HomeAway’s services.  HomeAway is an intermediary between a traveler and a party renting a vacation property and Expedia believes is similarly not liable for such taxes. Expedia is engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that Expedia is required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require Expedia to pay tax assessments, including occupancy and other transactional tax assessments, prior to contesting any such assessments.

Expedia has established a reserve for the potential settlement of issues related to hotel taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes.

There are more than 10,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, Expedia has obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of Expedia’s hotel revenue. Many of the statutes and regulations that impose these taxes were established before the emergence of the internet and eCommerce. Certain jurisdictions have enacted, and others may enact, legislation regarding the imposition of taxes on businesses that arrange the booking of hotel or alternative accommodations. Expedia continues to work with the relevant tax authorities and legislators to clarify its obligations under new and emerging laws and regulations. The Company will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of Expedia’s businesses are involved in tax related litigation.

Stock-Based Compensation.   Expedia has granted certain stock options and restricted stock units (“RSUs”). Expedia’s primary form of employee stock-based compensation is stock option awards. Expedia’s employee stock options consist of service based awards, some of which have market-based vesting conditions. Expedia measures the value of stock options on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, for awards that contain market-based vesting conditions. The fair value is amortized over the remaining explicit vesting term in the case of the service-based awards and the longer of the derived service period or the explicit service period for awards with market conditions, on a straight-line basis. Expedia accounts for forfeitures as they occur. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Results of Operations — Expedia

Expedia. Expedia is one of the world’s largest travel companies. Expedia helps knock down the barriers to travel, making it easier, more enjoyable,  more attainable and more accessible. Expedia brings the world within reach for customers and partners around the globe. Expedia leverages its platform and technology capabilities across an extensive portfolio of businesses and brands to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature a broad supply portfolio—with more than 1,000,000 properties, including more than 370,000 of HomeAway’s over 1.8 million live vacation rental listings in 200 countries, 500 airlines, packages, rental cars and cruises, as well as destination services and activities. Travel suppliers distribute and market products via its traditional desktop offerings, as well as through alternative distribution channels including mobile and social media, Expedia's private label business and its call centers in order to reach its extensive, global audience. In addition, its advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

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

As of December 31, 2018, we own an approximate 16.2% equity interest and 53.0% voting interest in Expedia. Historically, Qurate Retail was a party to a Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy over all the shares of EXPE and Expedia class B common stock owned by Qurate Retail. In connection with the Expedia Holdings Split-Off and the Proxy Arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company through the Proxy Arrangement Termination Date pursuant to the Proxy Arrangements. As a result, we began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings, which are not incorporated by reference in this Annual Report on Form 10-K. The amounts included in the table below represent Expedia's stand-alone results for each of the years ended December 31, 2018,  2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	amounts in millions
Revenue	$11,223	10,060	8,774
Operating expenses, excluding stock-based compensation	(9,278)	(8,354)	(7,171)
Adjusted OIBDA	1,945	1,706	1,603
Depreciation and amortization	(959)	(889)	(829)
Stock-based compensation	(203)	(150)	(242)
Impairment of goodwill	(86)	—	—
Impairment of intangible assets	(42)	—	—
Legal reserves, occupancy tax and other	59	(25)	(27)
Restructuring and related reorganization charges	—	(17)	(43)
Operating income	$714	625	462

Expedia's revenue increased $1,163 million and $1,286 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The increase in 2018 was primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, Expedia Partner Solutions and Hotels.com, as well as growth at HomeAway. The increase in 2017  was primarily driven by growth in the Core OTA segment, including growth at Brand Expedia and Expedia Partner Solutions, as well as growth at HomeAway and trivago.

	Year Ended December 31,
	2018	2017	2016
Revenue by Service Type	amounts in millions
Lodging	$7,712	6,851	6,021
Air	881	784	778
Advertising and media (1)	1,092	1,073	807
Other	1,538	1,352	1,168
Total revenue	$11,223	10,060	8,774

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

Lodging revenue, which includes hotel and HomeAway revenue, increased 13% in 2018 primarily due to a 13% increase in room nights stayed driven by growth in Hotels.com, Expedia Partner Solutions, and HomeAway. Lodging revenue increased 14% in 2017 primarily due to a 16% increase in room nights stayed driven by growth in Brand Expedia, HomeAway and Expedia Partner Solutions, partially offset by a 2% decline in revenue per room night.

Worldwide air revenue increased 12% in 2018 due to a 5% increase in air tickets sold as well as a 7% increase in revenue per ticket. Air revenue growth for 2018 included an approximately 3% benefit due to an accounting change related to classification of certain fees, which were previously recorded as contra-revenue but now classified as cost of revenue with no net impact to operating income.  Worldwide air revenue increased 1% in 2017 due to a 4% increase in air tickets sold, partially offset by a 3% decrease in revenue per ticket.

Advertising and media revenue increased 2% in 2018 due to continued growth at Expedia Group Media Solutions, offset by declines at trivago. Advertising and media revenue increased 33% in 2017 primarily due to growth at trivago and Expedia Group Media Solutions.

All other revenue, which includes car rental, insurance, destination services, and fees related to Expedia’s corporate travel business, increased by 14% in 2018 and 16% in 2017 primarily due to growth in Expedia’s travel insurance and car rental revenue.

In addition to the above segment and product revenue discussion, Expedia’s revenue by business model is as follows:

	Year Ended December 31,
	2018	2017	2016
Revenue by Business Model	amounts in millions
Merchant	$5,950	5,394	4,853
Agency	3,010	2,687	2,425
Advertising and media (1)	1,092	1,073	807
HomeAway	1,171	906	689
Total revenue	$11,223	10,060	8,774

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

The increase in merchant revenue in 2018 and 2017 was primarily due to an increase in room nights stayed. The increase in agency revenue in 2018 and 2017 was primarily due to the growth in agency hotel and air.  HomeAway revenue increased 29% in 2018 compared to 2017 due to growth in transactional revenue of approximately 55% primarily driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 20%. HomeAway revenue increased 32% in 2017 compared to 2016 primarily due to growth in transactional revenue of 115% driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 30%.

The increases in operating expenses during 2018 and 2017 were primarily driven by higher data center, cloud and other costs, higher selling and marketing direct costs, including online and offline marketing expense, an increase in personnel and overhead costs due to higher headcount and investments in Expedia’s eCommerce platform and growth at HomeAway.

The increases in depreciation and amortization during 2018 and 2017 were primarily driven by increased depreciation and amortization of technology assets.

The increase in stock-based compensation in 2018 was due to the prior year reversal of approximately $41 million of previously recognized stock-based compensation expense related to the departure of Expedia’s former CEO. The decrease in stock-based compensation expense in 2017 was also the result of the reversal of $41 million of stock-based compensation expense as well as the absence of certain 2016 stock-based compensation charges related to trivago.

Expedia recognized a $59 million gain in legal reserves, occupancy tax and other during 2018 due to a refund of prepaid pay-to-play payments of $78 million from the City of San Francisco, which was partially offset by expense related to changes in Expedia’s reserve related to hotel occupancy and other taxes for other jurisdictions. Expedia recognized a $25 million loss in legal reserves, occupancy tax and other during 2017, primarily attributable to changes in Expedia’s reserve related to hotel occupancy and other taxes. Expedia recognized a $26 million loss in legal reserves, occupancy tax and other during 2016, primarily attributable to $12 million for amounts expected to be paid in advance of litigation related to "merchant model” car rental transactions in connection with Hawaii's general excise tax litigation. The remaining expense in 2016 related to changes in Expedia’s reserve related to hotel occupancy and other taxes.

During 2018, Expedia did not recognize any restructuring and related organization charges. However, during 2017 and 2016, in connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, Expedia recognized  $17 million and $56 million in restructuring and related reorganization charges, respectively.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings for the years ended December 31, 2018,  2017 and 2016:

	Year ended December 31, 2018
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$11,223	—	11,223
Operating expenses, excluding stock-based compensation	(9,278)	—	(9,278)
Adjusted OIBDA	1,945	—	1,945
Depreciation and amortization	(959)	(963)	(1,922)
Stock-based compensation	(203)	(7)	(210)
Impairment of intangible assets (1)	(42)	42	—
Impairment of goodwill (1)	(86)	(401)	(487)
Other operating income (expenses)	59	—	59
Operating income (loss)	$714	(1,329)	(615)

(1)

As Expedia Holdings views its reporting units on a different basis than Expedia, Expedia Holdings determined that it had no indicators of impairment to tradenames and goodwill for Expedia’s Core OTA reporting unit for the year ended December 31, 2018, and reversed Expedia’s $42 million and $86 million impairment of intangible assets and goodwill, respectively. Expedia Holdings recorded an impairment of trivago’s tradenames of $487 million that was not recorded by Expedia (see note 5 to the accompanying consolidated financial statements).

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

As of December 31, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$3,744	4.31%
Corporate and Other	$5	4.50%	$400	1.0%

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

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2018, Expedia had a net forward asset of $22 million included in prepaid expenses and other current assets.  As of December 31, 2017, Expedia had a net forward asset of $6 million included in prepaid expenses and other current assets. Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing its foreign exchange risk is to reduce to the extent practicable its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

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

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which Expedia transacts fluctuate in relation to the U.S. Dollar, the relative composition and denomination of current assets and liabilities each period, and Expedia’s effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which Expedia holds net asset balances were to all weaken 10% against the U.S. Dollar and foreign currencies in which Expedia holds net liability balances were to all strengthen 10% against the U.S. Dollar, Expedia would recognize foreign exchange losses of approximately $23 million based on its foreign currency forward positions (including the impact of forward positions economically hedging its merchant revenue exposures) and the net asset or liability balances of its foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2018. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2018,  2017 and 2016,  Expedia recorded net foreign exchange rate gains of approximately $3 million ($38 million loss excluding the contracts economically hedging its forecasted merchant revenue), net foreign exchange rate losses of approximately $46 million ($40 million loss excluding the contracts economically hedging its forecasted merchant revenue), and net foreign exchange rate losses of approximately $15 million ($30 million loss excluding the contracts economically hedging its forecasted merchant revenue). As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Expedia Holdings, Inc. are filed under this Item, beginning on Page II-27.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-23 for Management’s Report on Internal Control Over Financial Reporting.

See page II-24 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2018, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-24 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Expedia Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Expedia Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 8, 2019 expressed an unqualified opinion on those consolidated financial statements.

We did not audit the internal control over financial reporting of Expedia Group, Inc., a consolidated subsidiary, whose financial statements reflect certain assets and revenues constituting $7,921 million and $11,223 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. Expedia Group, Inc.’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Expedia Group, Inc.’s internal control over financial reporting, is based solely on the report of the other auditors.

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
February 8, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Expedia Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Expedia Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Expedia Group, Inc., a consolidated subsidiary, which statements reflect certain assets constituting $7,921 million and $7,331 million as of December 31, 2018 and 2017, respectively, and revenues constituting of $11,223 million and $10,060 million in 2018 and 2017, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Expedia Group, Inc., is based solely on the report of the other auditors.

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

Denver, Colorado
February 8, 2019

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,512	2,961
Accounts receivable, net	2,154	1,871
Short-term marketable securities	53	469
Prepaid expenses	262	257
Other current assets	323	113
Total current assets	5,304	5,671
Property and equipment	1,481	1,254
Accumulated depreciation	(438)	(303)
	1,043	951
Intangible assets not subject to amortization (note 5):
Goodwill	15,112	15,251
Tradename	5,726	6,256
	20,838	21,507
Intangible assets subject to amortization, net (note 5)	3,931	5,010
Other assets, net	781	829
Total assets	$31,897	33,968
Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,699	1,838
Accounts payable, other	800	713
Accrued liabilities	829	1,285
Deferred merchant bookings	4,327	3,219
Deferred revenue	367	329
Current portion of long-term debt (note 6)	5	538
Other current liabilities	51	30
Total current liabilities	8,078	7,952
Long-term debt and capital lease obligations, net, including $382 million and $398 million measured at fair value (note 6)	4,238	4,329
Deferred income tax liabilities (note 7)	1,530	2,155
Other long term liabilities	534	430
Total liabilities	14,380	14,866
Equity (notes 8, 9 and 10)
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,496,214 and 54,438,883 at December 31, 2018 and 2017, respectively	1	1
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,830,174 and 2,830,174 at December 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	313	370
Accumulated other comprehensive earnings (loss), net of taxes	36	59
Retained earnings (accumulated deficit)	2,051	2,179
Total stockholders' equity	2,401	2,609
Noncontrolling interests in equity of subsidiaries	15,116	16,493
Total equity	17,517	19,102
Commitments and contingencies (note 11)
Total liabilities and equity	$31,897	33,968

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2018,  2017 and 2016

	2018	2017	2016
	amounts in millions, except per share amounts

Service revenue	$11,223	9,994	1,170
Product revenue	226	292	411
Total revenue, net	11,449	10,286	1,581
Operating costs and expenses:
Selling and marketing	5,747	5,291	619
Cost of service revenue	1,864	1,659	223
Technology and content	1,124	949	150
Cost of goods sold (exclusive of depreciation shown separately below)	170	221	303
General and administrative	805	633	157
Other operating expense	18	21	30
Depreciation and amortization	1,936	2,266	481
Legal reserves, occupancy tax and other	(59)	25	(2)
Restructuring and related reorganization charges	—	17	9
Impairment of goodwill and intangible assets (note 5)	544	2,197	—
	12,149	13,279	1,970
Operating income (loss)	(700)	(2,993)	(389)
Other income (expense):
Interest expense	(135)	(125)	(19)
Share of earnings (losses) of Expedia (note 3)	—	—	26
Gain (loss) on dilution of investment in Expedia (note 3)	—	—	(2)
Gain on consolidation of Expedia (note 3)	—	—	2,005
Other, net	(22)	(28)	—
	(157)	(153)	2,010
Earnings (loss) before income taxes	(857)	(3,146)	1,621
Income tax (expense) benefit (note 7)	214	1,141	451
Net earnings (loss)	(643)	(2,005)	2,072
Less net earnings (loss) attributable to the noncontrolling interests	(515)	(1,813)	(220)
Net earnings (loss) attributable to Liberty Expedia Holdings shareholders	$(128)	(192)	2,292
Basic net earnings (loss) attributable to Series A and Series B Expedia Holdings, Inc. shareholders per common share (note 2)	$(2.25)	(3.37)	40.21
Diluted net earnings (loss) attributable to Series A and Series B Expedia Holdings, Inc. shareholders per common share (note 2)	$(2.25)	(3.37)	39.52

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2018,  2017 and 2016

	2018	2017	2016
	amounts in millions
Net earnings (loss)	$(643)	(2,005)	2,072
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	(182)	760	(225)
Share of other comprehensive earnings (loss) of equity affiliate	—	—	(1)
Unrealized holding gains (losses) arising during the period, net of taxes	—	(7)	—
Recognition of previously unrecognized holding gains (losses)	—	—	34
Other comprehensive earnings (loss)	(182)	753	(192)
Comprehensive earnings (loss)	(825)	(1,252)	1,880
Less comprehensive earnings (loss) attributable to the noncontrolling interest	(675)	(1,151)	(412)
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(150)	(101)	2,292

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2018,  2017 and 2016

	2018	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(643)	(2,005)	2,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,936	2,266	481
Stock-based compensation	210	126	47
Cash payments for stock-based compensation	—	—	(2)
Noncash interest expense	(60)	(64)	(9)
Share of (earnings) losses of Expedia	—	—	(26)
Cash receipts from returns on investment in Expedia	—	—	17
(Gain) loss on equity securities	111	—	2
Gain on consolidation of Expedia	—	—	(2,005)
Impairment of goodwill	544	2,197	—
Realized (gain) loss on foreign currency forwards	(31)	(6)	10
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	111	(77)	(1)
Deferred income tax expense (benefit)	(610)	(1,287)	(469)
Other noncash charges (credits), net	7	(14)	17
Changes in operating assets and liabilities
Current and other assets	(305)	(517)	169
Payables and other liabilities	690	1,224	(137)
Net cash provided (used) by operating activities	1,960	1,843	166
Cash flows from investing activities:
Capital expended for property and equipment	(884)	(719)	(125)
Purchases of short term investments and other marketable securities	(1,828)	(1,811)	—
Sales of short term investments and other marketable securities	2,137	1,097	—
Investment in Expedia	—	—	—
Net settlement of foreign currency forwards	—	—	(10)
Acquisitions by subsidiary, net of cash acquired	(53)	(170)	—
Expedia cash acquired in consolidation	—	—	1,746
Other, net	53	13	3
Net cash provided (used) by investing activities	(575)	(1,590)	1,614
Cash flows from financing activities:
Borrowings of debt	230	1,682	743
Repayments of debt	(744)	(656)	(415)
Contribution from (distribution to) former parent, net	—	1	(316)
Purchase of noncontrolling interest	—	—	—
Shares repurchased by subsidiary	(923)	(312)	(89)
Shares issued by subsidiary	166	229	15
Dividends paid by subsidiary, net of parent share	(157)	(149)	(32)
Sales of interest in controlled subsidiaries, net	(62)	(18)	214
Other financing activities, net	(13)	(18)	3
Net cash provided (used) by financing activities	(1,503)	759	123
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(139)	147	(33)
Net increase (decrease) in cash, cash equivalents and restricted cash	(257)	1,159	1,870
Cash, cash equivalents and restricted cash at beginning of period	3,031	1,872	2
Cash, cash equivalents and restricted cash at end of period	$2,774	3,031	1,872

See accompanying notes to consolidated financial statements.

Supplemental disclosure to the consolidated statements of cash flows:

	Year ended December 31,
	2018	2017	2016
	amounts in millions
Cash paid for interest	$200	170	3
Cash paid for taxes	$280	113	21

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Consolidated Statement of Equity

Years ended December 31, 2018, 2017 and 2016

						Accumulated	Retained	Noncontrolling
				Additional		other	earnings	interest in
	Preferred	Common stock		paid-in	Parent's	comprehensive	(accumulated	equity of	Total
	stock	Series A	Series B	capital	investment	earnings (loss)	deficit)	subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	—	—	—	639	(33)	66	—	672
Net earnings (loss)	—	—	—	—	—	—	2,292	(220)	2,072
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	(192)	(192)
Stock-based compensation	—	—	—	8	—	—	—	40	48
Contributions from (distributions to) former parent, net	—	—	—	(299)	(17)	—	—	—	(316)
Change in capitalization in connection with Expedia Holdings Split-Off	—	1	—	621	(622)	—	—	—	—
Proceeds from exercise of equity instruments and employee stock purchase plan	—	—	—	(2)	—	—	—	17	15
Tax attributes in connection with the Expedia Holdings Split-Off	—	—	—	70	—	—	—	—	70
Establish noncontrolling interest in connection with business combination	—	—	—	—	—	—	—	16,362	16,362
Proceeds related to trivago initial public offering, net of fees and expenses	—	—	—	20	—	—	—	190	210
Adjustments to fair value of redeemable noncontrolling interests	—	—	—	—	—	—	13	75	88
Change in ownership of noncontrolling interest related to trivago initial public offering	—	—	—	(5)	—	1	—	4	—
Transfer from redeemable noncontrolling interests	—	—	—	—	—	—	—	1,381	1,381
Shares repurchased by subsidiary	—	—	—	7	—	—	—	(96)	(89)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(32)	(32)
Other	—	—	—	3	—	—	—	—	3
Balance at December 31, 2016	$—	1	—	423	—	(32)	2,371	17,529	20,292
Net earnings (loss) (excludes $2 million of net income attributable to redeemable noncontrolling interest)	—	—	—	—	—	—	(192)	(1,815)	(2,007)
Other comprehensive earnings (loss)	—	—	—	—	—	91	—	662	753
Stock-based compensation	—	—	—	33	—	—	—	95	128
Proceeds from exercise of equity instruments in parent	—	—	—	6	—	—	—	—	6
Proceeds from exercise of equity instruments in subsidiary	—	—	—	(82)	—	—	—	310	228
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	(9)	—	—	—	—	(9)
Additional non-controlling interest in connection with business combination	—	—	—	—	—	—	—	167	167
Shares repurchased by subsidiary	—	—	—	(2)	—	—	—	(310)	(312)
Dividends paid by subsidiary	—	—	—	—	—	—	—	(149)	(149)
Other	—	—	—	1	—	—	—	4	5
Balance at December 31, 2017	$—	1	—	370	—	59	2,179	16,493	19,102
Net earnings (loss) (excludes $1 million of net income attributable to redeemable noncontrolling interest)	—	—	—	—	—	—	(128)	(515)	(643)
Other comprehensive earnings (loss)	—	—	—	—	—	(22)	—	(160)	(182)
Stock-based compensation	—	—	—	35	—	—	—	181	216
Proceeds from exercise of equity instruments in parent	—	—	—	1	—	—	—	—	1
Proceeds from exercise of equity instruments in subsidiary	—	—	—	(61)	—	—	—	227	166
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	—	(2)
Shares repurchased by subsidiary	—	—	—	(28)	—	—	—	(896)	(924)
Dividends paid by subsidiary, net of parent share	—	—	—	—	—	—	—	(157)	(157)
Adoption of new accounting guidance	—	—	—	—	—	(1)	—	(12)	(13)
Other	—	—	—	(2)	—	—	—	(45)	(47)
Balance at December 31, 2018	$—	1	—	313	—	36	2,051	15,116	17,517

See accompanying notes to consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2018,  2017 and 2016

(1)  Basis of Presentation

During November 2015, the board of directors of Liberty Interactive Corporation ("Liberty Interactive"), now known as Qurate Retail, Inc. (“Qurate Retail”), authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of a newly formed entity, Liberty Expedia Holdings, Inc. ("Expedia Holdings" or the "Company" as discussed below) ("Expedia Holdings Split-Off"). Following the Expedia Holdings Split-Off, Expedia Holdings is comprised of, among other things, Qurate Retail's former ownership interest in Expedia Group, Inc. ("Expedia"), as well as Qurate Retail's former wholly-owned subsidiary Vitalize, LLC (which we refer to as “Bodybuilding”). As of December 31, 2018, Expedia Holdings beneficially owned approximately 16.2% of the outstanding Expedia common stock which represents a 53.0% voting interest in Expedia. Bodybuilding became a wholly owned subsidiary of Qurate Retail in October 2015 when Qurate Retail purchased the remaining ownership interest in Bodybuilding.

On February 1, 2019, a member of Expedia management conveyed to a member of the Company’s management a proposal for Expedia to acquire the outstanding shares of the Company in a business combination transaction in which the outstanding shares of Liberty’s Series A common stock and Series B common stock would be exchanged for newly issued shares of common stock of Expedia.  The Company and Expedia expect that there may be continued discussions among the parties regarding a potential transaction and related matters, including the terms of any continuing governance agreement between Mr. Diller and Expedia.  There can be no assurance that the ongoing negotiations will result in the entry into a definitive agreement concerning a transaction (or the terms and conditions thereof) or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement.  Discussions concerning a possible transaction may be terminated at any time.

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

Description of Business

Expedia is one of the world’s largest travel companies. Expedia helps knock down the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. Expedia brings the world within reach for customers and partners around the globe.  Expedia leverages its platform and technology capabilities across an extensive portfolio of businesses and brands to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. Expedia makes available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. Expedia also offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on its websites. Upon completion of the Expedia Holdings

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Split-Off, the Company’s interest in Expedia is accounted for as a consolidated subsidiary. Prior to the Expedia Holdings Split-Off, Expedia was accounted for as an investment using the equity method, as more fully described in note 3.

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

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for Expedia’s hotel business and can be several months or more for its vacation rental business. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia's variable cost of revenue and direct sales and marketing costs, which it typically realizes in closer alignment to booking volumes, and the more stable nature of its fixed costs. Furthermore, operating profits for Expedia's primary advertising business, trivago N.V. (“trivago”), have typically been experienced in the second half of the year, particularly in the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as Expedia typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia's international operations, advertising business or a change in its product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends.

Acquisitions by Subsidiary

During 2018, Expedia completed several immaterial business combinations. During the year ended December 31, 2017, Expedia completed several business combinations.  The aggregate purchase price allocation, including a minority investment prior to consolidation for the acquisitions are as follows: Goodwill of $124 million, net assets including redeemable non-controlling interest of $15 million, including $5 million of acquired cash, intangible assets with definite lives of $76 million and a deferred tax liability of $21 million. The redeemable non-controlling interest was recorded in other long-term liabilities in our consolidated balance sheet. In addition, in July 2017 and December 2018, Expedia expanded its partnership with Traveloka Holding Limited (“Traveloka”) to include deeper cooperation on hotel supply and made a $350 million and $70 million investment in Traveloka, respectively, which are included in the Other assets, net line item of the consolidated balance sheets as of December 31, 2018 and 2017.

Split-Off of Expedia Holdings from Qurate Retail

Following the Expedia Holdings Split-Off, Qurate Retail and Expedia Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Expedia Holdings Split-Off, Expedia Holdings entered into certain agreements with Qurate Retail and/or Liberty Media Corporation (“Liberty Media”) and certain of their subsidiaries in order to govern certain of the ongoing relationships between these companies after the Expedia Holdings Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The reorganization agreement between Qurate Retail and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Qurate Retail with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between Qurate Retail and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings will share office space with Qurate Retail and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, $4.0 million, $3.4 million and less than $1 million was reimbursed or reimbursable to Liberty for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Expedia accounts receivable are generally due within thirty days and are recorded net of an allowance for doubtful accounts. Expedia considers accounts outstanding longer than the contractual payment terms as past due. Expedia determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations and the condition of the general economy and industry as a whole. The allowance for doubtful accounts recorded by Expedia was $34 million, $20 million and $1 million as of December 31, 2018, 2017 and 2016, respectively.

Bodybuilding receivables consist of amounts in transit from banks for customer credit card, debit card and electronic funds transfer transactions that are generally processed by the banks, and collected by the company, within one to three days of authorization. Receivables also include advertising revenue that is due from vendors within 30 days. Based on the nature of these transactions, no allowance for doubtful accounts has been recorded for Bodybuilding receivables as of December 31, 2018, 2017, or 2016.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in Other, net in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee. In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag. Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the gain (loss) on dilution of investment in Expedia line item. To the extent there is a difference between our ownership percentage in the underlying equity of an equity method investee and our carrying value, such difference is accounted for as if the equity method investee were a consolidated subsidiary.

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Write-downs for equity method investments are included in share of earnings (losses) of affiliates.

The Company performs a qualitative assessment each reporting period for its equity securities without readily determinable fair values to identify whether an equity security could be impaired.  When our qualitative assessment indicates that an impairment could exist, we estimate the fair value of the investment and to the extent the fair value is less than the carrying value, we record the difference as an impairment in the consolidated statements of operations.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Property and Equipment

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
	amounts in millions
Computer equipment	$526	592
Land	129	132
Building and leasehold improvements	263	122
Machinery, furniture and other equipment	69	58
Construction in progress	494	350
	1,481	1,254
Accumulated depreciation	(438)	(303)
	$1,043	951

Property and equipment that is owned is recorded at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 5 years for computer equipment, 7 years for machinery and equipment and 39 years for buildings. We amortize leasehold improvements using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $204 million, $265 million and $28 million, respectively. Repairs and maintenance costs are charged to expense when incurred.

Assets and liabilities are established for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes, pursuant to build-to-suit lease guidance, to the extent that Expedia is involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of these facilities, Expedia assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance.  If Expedia continues to be the deemed owner for accounting purposes, the facilities are accounted for as financing obligations. As a result of Expedia’s involvement in the construction project for a new office space of its trivago subsidiary, that lease is recorded under build-to-suit guidance. During 2018, trivago moved into its new office space at which point it was determined not to have met the sales-leaseback guidance resulting in our accounting for the lease as a financing obligation.

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

At December 31, 2018, the Company’s derivative instruments primarily consisted of Expedia’s foreign currency forward contracts. Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. The goal in managing foreign exchange risk is to reduce, to the extent practicable, the Company’s potential exposure to the changes that exchange rates might have on the Company’s earnings, cash flows and financial position. Expedia’s foreign

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, the changes in their fair value are classified in other, net. The Company does not hold or issue financial instruments for speculative or trading purposes.

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

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As of January 1, 2018, the Company adopted the new guidance. Upon adoption, the standard impacts how the Company assesses acquisitions (or disposals) of assets or businesses.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company's indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no impairment charges related to indefinite-lived intangible assets during the years ended December 31, 2017 or 2016. For the year ended December 31, 2018, an impairment in the amount of $487 million was recorded related to tradenames at the trivago reporting unit. For the year-ended December 31, 2018, the Company recorded a goodwill impairment of $57 million related to Bodybuilding. For the year ended December 31, 2017, the Company recorded a goodwill impairment of $2,197 million related to the trivago reporting unit.  See additional details in note 5.

Impairment of Long-lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the carrying amounts of its long-lived assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. There was no impairment of long-lived assets during the years ended December 31, 2018, 2017 or 2016.

Noncontrolling Interest

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

December 31, 2018, 2017 and 2016

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

The impact of the new guidance to our consolidated financial statements was not meaningful as of and for the year ended December 31, 2018.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The following table disaggregates revenue:

Year ended December 31,
2018
(in millions)
Business Model:
Merchant	$5,950
Agency	3,010
Advertising and media	1,092
HomeAway	1,171
Other (1)	226
Total revenue	$11,449

Product and Service Type:
Lodging	7,712
Air	881
Advertising and media	1,092
Other (2)	1,764
Total revenue	$11,449

______________________________

(1)	Other is comprised of Bodybuilding revenue.
(2)

Other includes car rental, insurance, destination services, cruise and fee revenue related to Expedia’s corporate travel business, among other revenue streams, none of which are individually material, as well as Bodybuilding revenue.

Expedia offers traditional travel services on a stand-alone and package basis generally either through the merchant or the agency business model. Under the merchant model, Expedia facilitates the booking of hotel rooms, alternative accommodations,  airline seats, car rentals and destination services from its travel suppliers and Expedia is the merchant of record for such bookings. Under the agency model, Expedia passes reservations booked by the traveler to the relevant travel supplier and the travel supplier serves as the merchant of record for such bookings. Expedia receives commissions or ticketing fees from the travel supplier and/or traveler. For certain agency airline, hotel and car transactions, Expedia also receives fees through global distribution systems (“GDS”) that provide the computer systems through which the travel supplier inventory is made available and through which reservations are booked. Under the advertising model, Expedia offers travel and non-travel advertisers access to a potential source of incremental traffic and transactions through its various media and advertising offerings on trivago and its transaction-based websites. Expedia’s HomeAway business facilitates vacation rental bookings, earnings per transaction commissions, traveler service fees or a combination, and provides subscription-based listing and other ancillary services to property owners and managers.

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

Merchant Hotel. Expedia provides travelers access to book hotel room reservations through its contracts with lodging suppliers, which provide Expedia with rates and availability information for rooms but for which Expedia has no control over the rooms and does not bear inventory risk. Expedia’s travelers pay them for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. Expedia records the payment in deferred merchant bookings until the stayed night occurs, at which point it recognizes the revenue, net of amounts paid to suppliers, as this is when its performance obligation is satisfied. In certain nonrefundable, nonchangeable transactions where Expedia has no significant post booking services (primarily opaque hotel offerings), Expedia records revenue when the traveler completes the transaction on its website, less a reserve for

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

chargebacks and cancellations based on historical experience. Payments to suppliers are generally due within 30 days of check-in or stay. In certain instances when a supplier invoices Expedia for less than the cost it accrued, it generally reduces its merchant accounts payable and the supplier costs within net revenue six months in arrears, net of an allowance, when Expedia determines it is not probable that it will be required to pay the supplier, based on historical experience. Cancellation fees are collected and remitted to the supplier, if applicable.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Deferred Merchant Bookings. Expedia classifies cash payments received in advance of its performance obligations as deferred merchant bookings. At January 1, 2018, $3.2 billion of cash advance cash payments was reported within deferred merchant bookings, of which $2.9 billion was recognized, resulting in $421 million of revenue during the year ended December 31, 2018. At December 31, 2018, the related balance was $3.6 billion.

Travelers enrolled in Expedia’s internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, Expedia defers the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, Expedia uses an adjusted market assessment approach and considers the redemption values expected from the traveler. Expedia then estimates the number of rewards that will not be redeemed based on historical activity in its members' accounts as well as statistical modeling techniques. Revenue is recognized when Expedia has satisfied its performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At January 1, 2018, $619 million of deferred loyalty rewards was reported within deferred merchant bookings, all of which was recognized as revenue during the year ended December 31, 2018. At December 31, 2018, the related balance was $700 million.

Deferred Revenue. Deferred revenue primarily consists of HomeAway's traveler service fees received on bookings where Expedia is not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At January 1, 2018, $326 million was recorded as deferred revenue, $288 million of which was recognized as revenue during the year ended December 31, 2018. At December 31, 2018, the related balance was $364 million.

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

Stock-Based Compensation

As more fully described in note 9, Expedia Holdings has granted to its directors and employees restricted stock and stock options (collectively, “Awards”) to purchase shares of Expedia Holdings common stock. Expedia Holdings measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Certain outstanding Awards of Qurate Retail were split into Awards of Expedia Holdings and Qurate Retail at the time of the Expedia Holdings Split-Off, but the compensation expense related to such Awards is recorded at Qurate Retail.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Additionally, Expedia has granted certain stock options and restricted stock units (“RSUs”). Expedia measures and amortizes the fair value of stock options and RSUs as follows:

Stock Options. Expedia’s employee stock options consist of service based awards, some of which also have market-based vesting conditions. Expedia measures the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option pricing models, for awards that contain market-based vesting conditions. The Black-Scholes valuation models incorporate various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of Expedia’s common stock and other relevant factors. Expedia bases its expected term assumptions on its historical experience and on the terms and conditions of the stock awards granted to employees. Expedia amortizes the fair value, net of actual forfeitures, over the remaining explicit vesting term in the case of service-based awards and the longer of the derived service period or the explicit service period for awards with market conditions on a straight-line basis. In addition, Expedia classifies certain employee option awards as liabilities when it deems it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period and upon settlement Expedia’s total compensation expense recorded from grant date to settlement date will equal the settlement amount. The majority of Expedia’s stock options vest over four years.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a three or four-year period. Expedia measures the value of RSUs at fair value based on the number of shares granted and the quoted price of Expedia’s common stock at the date of grant. Expedia amortizes the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. Expedia records RSUs that may be settled by the holder in cash, rather than shares, as a liability and remeasured at fair value at the end of each reporting period. Upon settlement of these awards, Expedia’s total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on Expedia’s stock price on the settlement date. Performance-based RSUs vest upon achievement of certain company-based performance conditions and expense is recognized when it is probable that the performance condition will be recognized.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of Expedia’s original estimates of fair value.

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Operating costs and expenses:
Operating expense	$11	12	3
Selling and marketing	45	45	10
Technology and content	64	62	13
General and administrative	90	7	21
	$210	126	47

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

In June 2018, the FASB issued new guidance related to accounting for share-based payments with non-employees. The updated guidance substantially aligns the accounting requirements of share-based payment awards to non-employees with those of employees. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt the new guidance in the second quarter of 2018, which requires us to reflect any adjustments as of January 1, 2018, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the change in the measurement objective and the associated measurement date for all non-employee share-based payment awards to the grant-date fair value. Prior to adoption, non-employee awards were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured. Additionally, the measurement date was previously determined by the earlier of the date at which either (1) a commitment for performance by the non-employee to earn the equity instruments was reached or (2) the non-employee’s performance was complete. Typically, the measurement date was delayed until performance was complete, which led to the non-employee awards being remeasured or “marked to market” each reporting period until they were vested. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2018, and had no impact on the Company’s previously reported quarterly results for the three months ended March 31, 2018, the three and six months ended June 30, 2018 and the three and nine months ended September 30, 2018.

Employee Benefit Plans

On January 31, 2012, Bodybuilding began participating in the Liberty Interactive 401(k) Plan. The plan covered substantially all employees and matched 100% of the first 6% of employee contributions. In November 2016, Bodybuilding began participating in its own 401(k) Plan which maintains the same employer matching provisions as the Liberty Interactive 401(k) Plan.  In addition, Expedia has a separate employee benefit plan for its employees whereby Expedia makes matching contributions to the plan based on a percentage of the amount contributed by its employees. Employer cash contributions to all plans aggregated $71 million, $61 million and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

December 31, 2018, 2017 and 2016

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

In February 2018, the FASB issued new guidance that allows an entity to elect to reclassify “stranded” tax effects in AOCI to retained earnings to address concerns related to accounting for certain provisions of the Tax Cuts and Jobs Act (“Tax Act”). The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt the new guidance during the first quarter of 2018, which resulted in the reclassification of the income tax effect of the Tax Act from AOCI to retained earnings in order to reflect the tax effects of items within AOCI at the appropriate tax rate. As a result, the Company recorded an immaterial increase to retained earnings and non-controlling interest in equity of subsidiaries, and a reduction to AOCI as of January 1, 2018. Our policy is to release income tax effects from AOCI based on the tax effects of amounts reclassified from AOCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in AOCI is released following a portfolio approach.

Occupancy Tax and Other Taxes

Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, sales tax, and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of Expedia’s travel services, Expedia collects a tax recovery charge from the customer which Expedia pays to the hotel. Expedia calculates the tax recovery charge by applying the applicable tax rate supplied to it by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, Expedia does not collect or remit taxes, nor does Expedia pay taxes to the hotel operator on the portion of the customer payment Expedia retains. Some jurisdictions have questioned Expedia’s practice in this regard. While the applicable tax provisions vary among the jurisdictions, Expedia generally believes that it is not required to collect and remit such taxes. More recently, a limited number of taxing jurisdictions have made similar claims against HomeAway for tax amounts due on the rentals amounts charged by owners of vacation rental properties or for taxes on HomeAway’s services. HomeAway is an intermediary between a traveler and a party renting a vacation property and Expedia believes is similarly not liable for such taxes. Expedia is engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that Expedia is required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel taxes when determined to be probable and estimable. See note 11 for further discussion.

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

December 31, 2018, 2017 and 2016

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

	Years ended December 31,
	2018	2017	2016
	number of shares in millions
Basic WASO	57	57	57
Potentially dilutive shares	1	1	1
Diluted WASO	58	58	58

Excluded from diluted EPS for the years ended December 31, 2018, 2017 and 2016 are less than a million, zero and less than a million potential common shares, respectively, because their inclusion would be anti-dilutive.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

Bodybuilding is subject to certain risks and concentrations including dependence on relationships with vendors. Bodybuilding’s largest vendors, that accounted for greater than 10% of its sales, aggregated 17%, 18% and 30% of its total purchases for the years ended December 31, 2018, 2017 and 2016, respectively.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Recently Adopted Accounting Pronouncements

Statement of Cash Flows

As of January 1, 2018, the Company adopted the new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. Upon adoption, we retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a slight working capital benefit in prepaid expenses and other assets within operating activities in the year ended December 31, 2017. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or the Company’s intention to use the cash for a specific purpose. Expedia’s restricted cash primarily relates to certain traveler deposits and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$2,512	$2,961
Restricted cash included within other current assets	259	69
Restricted cash included within other assets	3	1
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flows	$2,774	$3,031

Recent Accounting Pronouncements

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2019 and will elect certain available practical expedients under the transition guidance,  including the transition package expedients but excluding the hindsight practical expedient. Additionally, the Company has elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Based on Expedia’s lease portfolio as of December 31, 2018, upon adoption Expedia anticipates recording on its consolidated balance sheet right-of-use assets of approximately $570 million (representing right-of-use assets of approximately $620 million net of approximately $50 million of existing lease incentives and deferred rent) as well as operating lease liabilities of approximately $620 million with no material impact to its consolidated statements of operations or cash flows. Additionally, Expedia will remove the assets and liabilities previously recorded pursuant to build-to-suit lease guidance resulting in an expected increase to retained earnings of less than $10 million.  The Company is still working with Bodybuilding to evaluate the impact of the adoption of this new guidance on the Company’s consolidated financial statements.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

(3)  Investment in Expedia

Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to a stockholders agreement (the “Stockholders Agreement”) with Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of Expedia common stock ("EXPE") and Expedia class B common stock (the “Expedia class B common stock,” and together with EXPE, the “Expedia common stock”) then owned by Qurate Retail. Qurate Retail was also subject to a governance agreement (the “Governance Agreement”) with Expedia which provided for the right to nominate 20% of the members of Expedia's board of directors , which was comprised of 13 members (three of which were nominated by Qurate Retail). The Governance Agreement also provided for registration and other rights, and imposed certain restrictions on the ownership of shares of Expedia class B common stock. Pursuant to the Governance Agreement, Qurate Retail had (and, following the completion of the Expedia Holdings Split-Off, the Company has) preemptive rights that entitle it to purchase a number of shares of Expedia common stock (excluding certain issuances related to options, warrants or convertible securities) so that Qurate Retail or the Company, as applicable, would or will maintain the identical ownership interest in Expedia (subject to certain adjustments) that it had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Qurate Retail or the Company, as applicable, would or will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Qurate Retail or the Company, as applicable, opted or opts to acquire shares of EXPE in lieu of shares of Expedia class B common stock. Based on the Stockholders Agreement and the Governance Agreement, the Company determined that, prior to the Expedia Holdings Split-Off, it did not control Expedia but instead had significant influence with respect to Expedia and accordingly, accounted for its investment in Expedia as an equity method affiliate.

In connection with the Expedia Holdings Split-Off, (a), the Governance Agreement and Stockholders Agreement was assigned by Qurate Retail to the Company and (b) Mr. Diller ceased to directly control a majority voting interest in Expedia by irrevocably assigning (the “Diller Assignment”) the Diller Proxy to the Company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone (“Malone”), Leslie Malone (“Mrs. Malone” and together with Malone, the “Malone Group”), Qurate Retail and the Company (the “Amended and Restated Transaction Agreement” and the date on which such termination event occurs, the “Proxy Arrangement Termination Date”).  On March 6, 2018, the Company, Qurate Retail, Mr. Malone, Mrs. Malone and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Amended and Restated Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as set forth in the Amended and Restated Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date will occur, and the Transaction Agreement together with

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

certain Subject Instruments (as defined in the Transaction Agreement) will terminate, on May 4, 2019. By virtue of (i) certain governance rights with respect to the Company as set forth in the Company’s restated certificate of incorporation (the “Restated Charter”), an amendment to the Stockholders Agreement and the Amended and Restated Transaction Agreement and (ii) the grant by the Malone Group to Mr. Diller of an irrevocable proxy to vote, subject to certain exceptions, shares of the Company’s common stock beneficially owned by the Malone Group upon the completion of the Expedia Holdings Split-Off or thereafter for a period of time ending upon termination of Mr. Diller's assignment of the Diller Proxy (the arrangements described in clauses (i) and (ii), together with the Diller Assignment, the “Proxy Arrangements”), Mr. Diller will be able to elect the directors of the Company who will determine how the Company will exercise certain rights and vote the shares of EXPE and Expedia class B common stock owned by the Company in the election of Expedia directors, though Malone will retain the ability to remove such directors of the Company. The rights under the Governance Agreement and Stockholders Agreement, each as assigned and amended, will be maintained even upon termination of the Proxy Arrangements. As a result, Expedia Holdings began consolidating Expedia as of November 4, 2016, the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia.

In conjunction with application of acquisition accounting, we recorded a full step up in basis of Expedia which resulted in an approximate $2.0 billion gain. The gain on the transaction was excluded from taxable income. Additionally, the deferred income tax liability that had historically resulted from the difference between the book basis and tax basis of the Company’s ownership in Expedia shares was reversed as a result of the transaction. As control of Expedia was achieved without the exchange of consideration, in order to apply acquisition accounting, we used the sum of the fair value (including an applicable control premium) of our ownership interest previously held (approximately $3.0 billion) and the fair value of the initial noncontrolling interest ($16.5 billion), as determined based on the trading price of Expedia (Level 1) at the time control was obtained and the fair value of Expedia’s fully vested options (Level 2) on November 4, 2016. Following the Expedia Holdings Split-Off, Expedia is a consolidated subsidiary with an approximate 84% noncontrolling interest as of December 31, 2018.

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

December 31, 2018, 2017 and 2016

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

Year ended December 31,
2016
amounts in millions
Revenue	$9,185
Net earnings (loss)	$(622)
Net earnings (loss) attributable to Expedia Holdings shareholders	$(97)
Basic net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.70)
Diluted net earnings (loss) attributable to Expedia Holdings shareholders per common share	$(1.70)

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

Expedia Holdings recognized a loss on dilution of investment in affiliate of $2 million during the year ended December 31, 2016, respectively. There was no gain or loss on dilution of investment in affiliate for the years ended December 31, 2018 and 2017. Changes in the Company’s proportionate share of the underlying equity of its investment in Expedia, as accounted for under the equity method, which resulted from the issuance of additional equity securities by Expedia to investors other than the Company, were recognized in the Company’s consolidated statement of operations through the gain (loss) on dilution of investment in Expedia line item. Dilution losses were due to the issuance of Expedia common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below the Company’s book basis per share. Alternatively, dilution gains were due to the issuance of Expedia common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices above the Company’s book basis per share. In addition, Expedia paid dividends to Expedia Holdings aggregating approximately $29 million and $27 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2016, $18 million of the dividends received was recorded as a reduction to the investment, prior to the Expedia Holdings Split-Off.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Prior to the completion of the Expedia Holdings Split-Off, amortization related to intangible assets with identifiable useful lives was included in the Company's share of earnings (losses) of Expedia line item in the accompanying consolidated statements of operations and aggregated $16 million for the year ended December 31, 2016.

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2018			December 31, 2017
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$725	79	646	682	130	552
Short-term marketable securities	$53	11	42	469	—	469
Equity securities (1)	$119	119	—	264	264	—
Debt	$382	—	382	398	—	398

______________________________

(1)	Equity securities are included in the Other assets, net line item in the consolidated balance sheet.

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of December 31, 2018, cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

Expedia holds time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within other current assets.

As of December 31, 2018, we recognized gross unrealized losses related to equity securities of approximately $145 million within Other, net in our consolidated statements of operations. As of December 31, 2017 and December 31, 2016, prior to our adoption of the new guidance for recognition and measurement of financial instruments, the gross unrealized losses related to equity securities were $9 million and zero, respectively, and were recorded in other comprehensive income. There were no unrealized holding gains related to equity securities for the periods presented.

The Company estimates the fair value of its debt based on quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(5)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Corporate and Other	Total
Balance as of January 1, 2017	$16,560	57	16,617
Acquisitions (1)	124	—	124
Foreign exchange translation	604	—	604
Impairments (2)	(2,197)	—	(2,197)
Other (3)	103	—	103
Balance as of December 31, 2017	15,194	57	15,251
Acquisitions	31	—	31
Foreign exchange translation	(113)	—	(113)
Impairments (2)	—	(57)	(57)
Balance as of December 31, 2018	$15,112	—	15,112

____________________________

(1)	As discussed in note 1, Expedia completed several acquisitions during the year ended December 31, 2017, which resulted in a $124 million increase to goodwill.
(2)

The Company performed a qualitative goodwill impairment analysis, and determined that triggering events existed due to a variety of factors, including operational and profitability challenges. During the fourth quarter of 2017, the Company calculated the fair value based on the trading price (level 1) of trivago,  with a control premium for the Company’s portion (level 2),  which was determined with the assistance of an expert.  An impairment to goodwill in the amount of $2,197 million was recorded for the year ended December 31, 2017.  Additionally, during the third quarter of 2018, declining operating results and certain other trends related to Bodybuilding led to an interim impairment test and a determination of fair value.  The fair value of Bodybuilding, including the related intangibles and goodwill, was determined using Bodybuilding’s projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).  The test indicated that Bodybuilding’s goodwill was fully impaired as of September 30, 2018.

(3)	As discussed in note 3, during the second quarter of 2017, the preliminary purchase price allocation for the Expedia acquisition was adjusted, resulting in a $126 million increase to goodwill.

As of December 31, 2018 accumulated goodwill impairment losses for the Company were $2,285 million.

Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

As discussed above, at December 31, 2017 a goodwill impairment was recognized for trivago, one of the Company’s reporting units, which resulted in the carrying value approximating fair value as of that date. trivago’s business environment is a highly competitive and volatile market. Over the first three quarters of 2018 trivago reported revenue and Adjusted OIBDA amounts that were behind previous projections and prior year amounts. Accordingly, trivago decided to shift its strategy from a focus on aggressive revenue growth with lower profitability to less aggressive revenue growth with higher profitability. As a result of this shift in revenue growth projections it was determined that an indication of impairment existed. Updated long-term forecasts with new revenue growth assumptions were used to determine the fair value of trivago’s tradenames as of September

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

30, 2018. The fair value of the tradenames was determined using the relief from royalty method (Level 3), and an impairment in the amount of $487 million was recorded during the year ended December 31, 2018, in the Impairment of goodwill and intangible assets line item in the consolidated statement of operations. In addition, the Company calculated the fair value of trivago based on the trading price (level 1) of trivago, with a control premium for the Company’s portion (level 2), which was determined with the assistance of a third party specialist, and it was determined that no goodwill impairment existed as of September 30, 2018. During the fourth quarter of 2018, the Company performed its annual impairment test and determined that no further impairment existed. As of December 31, 2018, the carrying value of the trivago reporting unit goodwill and tradenames was approximately $1.4 billion and $0.6 billion, respectively.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$4,120	(2,051)	2,069	4,138	(1,160)	2,978
Supplier relationships	1,022	(903)	119	1,054	(634)	420
Technology, including internally developed software	2,755	(1,332)	1,423	2,109	(571)	1,538
Other	249	34	283	253	(195)	58
	8,146	(4,252)	3,894	7,554	(2,560)	4,994
Construction in progress - Internally developed software	37	—	37	16	—	16
Total	$8,183	(4,252)	3,931	7,570	(2,560)	5,010

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

Amortization expense for intangible assets with finite useful lives was $1,732 million, $2,001 million and $453 million for the years ended December 31, 2018,  2017 and 2016, respectively. Based on its amortizable intangible assets as of December 31, 2018, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

2019	$1,340
2020	857
2021	584
2022	372
2023	260

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(6)  Debt

Outstanding debt at December 31, 2018 and 2017 is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2018	2018	2017
	amounts in millions
Expedia Holdings 1% Exchangeable Senior Debentures due 2047	$400	$382	398
Expedia 7.456% senior notes due 2018	—	—	519
Expedia 5.95% senior notes due 2020	750	790	814
Expedia 2.5% (€650 million) senior notes due 2022	744	777	823
Expedia 4.5% senior notes due 2024	500	518	520
Expedia 5.0% senior notes due 2026	750	780	784
Expedia 3.8% senior notes due 2028	1,000	991	990
Bodybuilding Secured Notes	—	—	8
Bodybuilding revolving line of credit due 2020	5	5	10
Capital lease obligations	—	—	1
Total debt	$4,149	$4,243	4,867
Less debt classified as current		(5)	(538)
Total long-term debt		$4,238	4,329

1.0% Exchangeable Senior Debentures

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047 (the “debentures”).  Upon exchange of the debentures, the Company, at its option, may deliver registered shares of EXPE, cash or a combination of EXPE and cash. Initially, 5.1566 shares of EXPE (the “EXPE Reference Shares”) are attributable to each $1,000 original principal amount of the debentures, representing an initial exchange price of approximately $193.93 for each share of EXPE. A total of approximately 2.1 million shares of Expedia common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2017. The debentures may be redeemed by the Company, in whole or in part, on or after July 5, 2022. Holders of the debentures also have the right to require the Company to purchase their debentures on July 5, 2022.  The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest, plus any final period distribution. Liberty has elected to account for the debentures using the fair value option. Liberty estimates the fair value of its debt based on the quoted market price for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities not considered to be trading on active markets (level 2). Accordingly, the change in the fair value of these instruments was an unrealized gain of $17 million and an unrealized loss of $4 million for the years ended December 31, 2018 and 2017, respectively, and is recognized in the Other, net line item in the consolidated statements of operations.  The Company will make an additional distribution on the debentures if Expedia makes a distribution of cash on the EXPE Reference Shares in excess of $0.28 (an “Excess Regular Cash Dividend”). Expedia began paying Excess Regular Cash Dividends during the third quarter of 2017. The Company will make additional distributions on the debentures under certain circumstances.

The net proceeds from the offering of the debentures were used to pay down outstanding borrowings of $350 million on the $400 million margin loan due 2018.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

$400 Million Margin Loan due 2018

On November 1, 2016, LEXE Marginco, LLC, a wholly-owned subsidiary of Expedia Holdings, entered into a margin loan agreement with an availability of $400 million with various lender parties. This margin loan had a term of two years and bore interest at a rate of LIBOR plus 1.60% and contained an undrawn commitment fee of 0.75% per annum. Interest on the term loan was payable on the last business day of each calendar quarter, beginning on December 31, 2016. The margin loan contained various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement did not include any financial covenants. On November 2, 2016, Expedia Holdings drew $350 million under the margin loan, and on November 4, 2016, Expedia Holdings distributed approximately $299 million of the proceeds to Qurate Retail as a dividend. In connection with the offering of the debentures in June 2017 (discussed above), the outstanding borrowings under the margin loan were repaid, the margin loan was terminated, and shares of EXPE held as collateral for the loan were released.

Expedia Outstanding Debt

Expedia 7.456% senior notes due 2018

In August 2018, Expedia’s $500 million in registered senior unsecured notes that bore interest at 7.456% (the “Expedia 7.456% Notes”) matured and the balance was repaid.

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at December 31, 2018 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered Expedia 2.5% Notes outstanding at December 31, 2018.  The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. Expedia may redeem the Expedia 2.5% Notes at its option, at whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at December 31, 2018 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.0% senior notes due 2026

In December 2015, Expedia privately placed $750 million of senior unsecured notes at 99.535% of par that are due in February 2026 and bear interest at 5.0% (the "Expedia 5.0% Notes"). Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2016. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 3.8% senior notes due 2028

Expedia has $1 billion in senior unsecured notes outstanding at December 31, 2018 that are due in February 2028 and bear interest at 3.8% (the "Expedia 3.8% Notes"). The Expedia 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. Expedia may redeem the Expedia 3.8% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 3.8% Notes prior to November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 3.8% Notes on or after November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest.

The Expedia 5.95%, 2.5%, 4.5%, 3.8% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of Expedia’s existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. In addition, the Notes include covenants that limit Expedia’s ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of its assets. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

Expedia Credit Facility

As of December 31, 2018, Expedia maintained a $2.0 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in May 2023. As of December 31, 2018, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of December 31, 2018. The facility contains covenants including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of December 31, 2018, there were $15 million of outstanding stand-by LOCs issued under the facility.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Bodybuilding Secured Notes

As of December 31, 2018,  Bodybuilding’s two secured notes were repaid in full in connection with a December 2018 sale and leaseback of the real estate securing the notes.

As of December 31, 2017, Bodybuilding was not in compliance with its fixed charge coverage ratio covenant on the Bodybuilding Secured Notes and as a result the notes were classified as current as of December 31, 2017.

Bodybuilding Revolving Line of Credit

On February 10, 2015, Bodybuilding entered into a revolving line of credit agreement (the "Revolver") that is secured by substantially all of Bodybuilding's assets. The maximum amount allowed under the Revolver is $25 million, and the outstanding balance accrues interest at the CB Floating Rate less  100 basis points, with a rate option balance that accrues interest at LIBOR plus  175 basis points. The Revolver matures on January 20, 2020. Bodybuilding periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. As of December 31, 2018, the outstanding balance on the Revolver was approximately $5 million with a weighted average interest rate of 4.50%.   Based on the underlying contractual terms and the nature of how the Revolver works, it has been classified as current and is included in the Current portion of long-term debt line item in the consolidated balance sheets as of December 31, 2017 and 2018.

Five Year Maturities

The annual principal maturities of the Company's debt, excluding capital leases, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2019	$5
2020	$750
2021	$—
2022	$744
2023	$—

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

December 31,
2018
Expedia 5.95% senior notes due 2020	$778
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$771
Expedia 4.5% senior notes due 2024	$504
Expedia 5.0% senior notes due 2026	$760
Expedia 3.8% senior notes due 2028	$915

(1)	Approximately 674 million Euro as of December 31, 2018.

The Company estimates the fair value of its secured notes and Revolver based on the current rate offered to the Company for debt of the same remaining maturities (level 3). The Company believes that the carrying amount of its Revolver and secured notes approximated fair value at December 31, 2018 and December 31, 2017.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Covenant Compliance

Expedia Holdings, Bodybuilding and Expedia were in compliance with their debt covenants which consist of both financial and non-financial covenants as of December 31, 2018.

(7)  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) providing bonus depreciation that will allow for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) adding limitations on the deductibility of certain executive compensation; and (7) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company reflected the income tax effects of those aspects of the Tax Act for which the accounting was known as of December 31, 2017 and made immaterial revisions to such amounts during the allowed one year measurement period.  As of December 31, 2018, the Company has completed its analysis of the tax effects of the Tax Act.

The corporate rate reduction was applied to our inventory of deferred tax assets and deferred tax liabilities which resulted in the net tax benefit in the period ended December 31, 2017. Additionally, we were subject to the one-time transition tax on certain deemed unrepatriated earnings on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of Expedia’s foreign subsidiaries, which resulted in a net tax expense in the period ended December 31, 2017.

Expedia Holdings, as consolidated, was included in the federal consolidated income tax return of Qurate Retail prior to the Expedia Holdings Split-Off. For periods prior to the Expedia Holdings Split-Off, the tax provision included in these financial statements was prepared on a stand-alone basis, as if Expedia Holdings was not part of the consolidated Qurate Retail group. Expedia was not historically included in the Qurate Retail consolidated group tax return and is not currently included in the Expedia Holdings consolidated group tax return, as Expedia Holdings owns less than 80% of Expedia. The $73 million income taxes payable allocated to Expedia Holdings by Qurate Retail as of November 4, 2016 was treated as an equity contribution upon completion of the Expedia Holdings Split-Off.

The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year ended December 31,
	2018	2017	2016
	amounts in millions

U.S.	$(1,310)	(3,608)	1,565
Foreign	453	462	56
Total	$(857)	(3,146)	1,621

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Income tax benefit (expense) consists of:

	Year ended December 31,
	2018	2017	2016
	amounts in millions
Current:
Federal	$(186)	(10)	16
State and local	(42)	(6)	(3)
Foreign	(168)	(130)	(31)
	$(396)	(146)	(18)
Deferred:
Federal	$365	1,203	401
State and local	45	27	51
Foreign	200	57	17
	610	1,287	469
Income tax benefit (expense)	$214	1,141	451

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 as a result of the following:

	Year ended December 31,
	2018	2017	2016
	amounts in millions
Computed expected tax benefit (expense)	$180	1,101	(567)
State and local income taxes, net of federal income taxes	6	13	32
Foreign taxes, net of foreign tax credit	97	34	(8)
Repatriation of foreign earnings	—	(144)	—
Change in tax rate due to Tax Act	—	971	—
Nontaxable consolidation of Expedia	—	—	992
Goodwill impairment	(9)	(769)	—
Change in valuation allowance	(12)	(5)	—
Other, net	(48)	(60)	2
Income tax benefit (expense)	$214	1,141	451

For the year ended December 31, 2018, the effective tax rate is higher than the U.S. federal income tax rate of 21% due to income tax benefits from losses in foreign jurisdictions taxed at rates other than the 21% U.S. federal tax rate and an increase in federal tax credits, partially offset by excess tax expense related to stock-based compensation, changes in unrecognized tax benefits (included in Other, net), and changes in the valuation allowance.

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

December 31, 2018, 2017 and 2016

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2018	2017
	amounts in millions
Deferred tax assets:
Tax losses and tax credit carryforwards	$137	130
Accrued stock compensation	78	85
Other accrued liabilities	95	53
Other	313	221
Deferred tax assets	623	489
Valuation allowance	(86)	(79)
Net deferred tax assets	537	410
Deferred tax liabilities:
Intangible assets	2,067	2,428
Other	—	137
Deferred tax liabilities	2,067	2,565
Net deferred tax liabilities	$1,530	2,155

At December 31, 2018, the Company has a deferred tax asset of $137 million for federal, state, and foreign net operating losses (“NOLs”), interest expense carryforwards, and tax credit carryforwards.  Of this amount, $123 million is recorded at Expedia.  If not utilized to reduce income tax liabilities at Expedia in future periods, the federal and state loss carryforwards will expire at various times between 2019 and 2038.  Expedia has foreign NOLs of $62 million that may be carried forward indefinitely, and foreign NOLs of $13 million that will expire at various times starting in 2019.  In addition, Expedia Holdings has $7 million of loss and credit carryforwards at its level with no expiration. The remaining $7 million of carryforwards expire at certain future dates. These Expedia Holdings carryforwards are expected to be utilized in future periods, except for $3 million of indefinite carryforwards which, based on current projections, may not be used in the foreseeable future and are subject to a valuation allowance.

As of December 31, 2018, we had a valuation allowance of approximately $86 million related to certain NOL and other tax attribute carryforwards for which it is more likely than not the tax benefits will not be realized. The valuation allowance increased by $7 million from the amount recorded as of December 31, 2017 primarily due to the historic NOL carryforwards of acquired entities as well as foreign NOLs for which realization is not certain. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary E&P, the majority of previously unremitted earnings have now been subjected to U.S. federal income tax.  To the extent that this repatriation resulted in differences between the book and tax carrying values of Expedia Group’s investment in foreign subsidiaries whose offshore earnings are not indefinitely reinvested, or to the extent that future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued. The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States, and for which future distributions could be taxable, was $104 million as of December 31, 2018. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $22 million as of December 31, 2018.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

A reconciliation of unrecognized tax benefits is as follows:

December 31,
2018
amounts in millions
Balance at beginning of year	$261
Increases to tax positions related to the current year	24
Increases to tax positions related to prior years	2
Decreases to tax positions related to prior years	—
Reductions due to lapsed statute of limitations	(2)
Settlements during current year	—
Interest and penalties	8
Balance at end of year	$293

As of December 31, 2018, the Company had recorded tax reserves of $293 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $180 million would be reflected in the Company's tax expense and affect its effective tax rate. Prior to the acquisition of a controlling interest in Expedia, the Company did not have any unrecognized tax benefits for uncertain tax positions. The Company's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2018 will significantly increase or decrease during the twelve-month period ending December 31, 2018; however, various events could cause our current expectations to change in the future. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2018, total gross interest and penalties accrued was $30 million.

As of December 31, 2018, Qurate Retail's tax years prior to 2015 are closed for federal income tax purposes, and the Internal Revenue Service (“IRS”) has completed its examination of Qurate Retail's 2015 and 2016 tax years as part of the IRS's Compliance Assurance Process program. Expedia Holdings’ 2016, 2017, and 2018 tax years are not currently under audit.

As previously discussed, because Expedia Holdings' ownership of Expedia is less than the required 80%, Expedia is not consolidated with Expedia Holdings for federal income tax purposes. The IRS is currently examining Expedia’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2013. As of December 31, 2018, for Expedia and its subsidiaries, the statutes of limitations for tax years 2009 through 2017 remain open to examination in the federal and most state jurisdictions. For the HomeAway and Orbitz groups, the statutes of limitations for tax years 2001 through 2015 remain open to examination in the federal and most state jurisdictions due to NOL carryforwards.

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

(8)  Stockholders’ Equity

As discussed in note 1, in the Expedia Holdings Split-Off, record holders of Qurate Retail’s Series A and Series B Liberty Ventures common stock received 0.4 of a share of the corresponding series of Expedia Holdings common stock for each 0.4 share of Liberty Ventures common stock held by them as of 5:00 p.m., New York City Time, on November 4, 2016, with cash paid in lieu of fractional shares of Liberty Ventures common stock and Expedia Holdings common stock. This resulted in the issuance of an aggregate 56,946,673 shares of our Series A and Series B common stock.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

Dividends declared by subsidiary

During the year ended December 31, 2018, Expedia has declared a quarterly cash dividend each quarter, and has paid in cash an aggregate amount of $186 million to stockholders of record on each respective record date, of which the Company has received $29 million.  In February 2019, Expedia declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on March 27, 2019 to the stockholders of record as of the close of business on March 7, 2019.

(9)  Stock-Based Compensation

Expedia Holdings Incentive Plan

In connection with the Expedia Holdings Split-Off, the holder of an outstanding option (“Award”) to purchase shares of Qurate Retail’s Liberty Ventures Series A and Series B common stock (a “Liberty Ventures Award”) received an Award to purchase shares of the corresponding series of Expedia Holdings common stock (an “Expedia Holdings Award”) and an adjustment to the exercise price and number of shares subject to the original Liberty Ventures Award (as so adjusted, an “adjusted Liberty Ventures Award”). The terms and conditions of the Expedia Holdings Awards are governed by the Liberty Expedia Holdings, Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”) in respect of a maximum of 2.0 million shares of Expedia Holdings common stock.  No additional grants may be made pursuant to the Transitional Plan.

Following the Expedia Holdings Split-Off, employees of Qurate Retail hold Awards in both Liberty Ventures common stock and Expedia Holdings common stock. The compensation expense relating to employees of Qurate Retail is recorded at Qurate Retail. Therefore, compensation expense related to Awards resulting from the Expedia Holdings Split-Off will not be recognized in the Company’s consolidated financial statements.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Expedia Holdings – Grants of Stock Options

During the year ended December 31, 2018, there were no options to purchase shares of Series A common stock granted. During the years ended December 31, 2017 and 2016, the Company granted 5 thousand options and 6 thousand options, respectively, to purchase shares of Series A common stock to its non-employee directors. Such options had a weighted average grant-date fair value (“GDFV”) of $14.48 per share and $12.40 per share, respectively, and cliff vest over a 1-year vesting period.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2017 and 2016, the range of expected terms was 5.3 years to 5.9 years.  Since Expedia Holdings common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on the historical volatility of Expedia common stock and the implied volatility of publicly traded Expedia options.  For grants made in 2017 and 2016, the range of volatilities was 25.9% to 31.4%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

Expedia Holdings – Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase Expedia Holdings common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average		Aggregate
			remaining		intrinsic
	Series A	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2018	1,008	$26.32
Granted	—	$—
Exercised	(51)	$27.05
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2018	957	$26.28	2.0	years	$13
Exercisable at December 31, 2018	740	$21.90	1.3	years	$13

Weighted
			average		Aggregate
			remaining		intrinsic
	Series B	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2018	659	$38.48
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2018	659	$38.48	3.2	years	$1
Exercisable at December 31, 2018	391	$38.79	3.3	years	$—

As of December 31, 2018, there was no unrecognized compensation cost related to unvested Expedia Holdings options.

As of December 31, 2018, Expedia Holdings reserved 1.6 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Expedia Holdings – Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2018, 2017 and 2016 was $964 thousand, $8.7 million and $426 thousand, respectively.

Expedia Holdings – Restricted Shares

The aggregate fair value of all Series A and Series B restricted shares of Expedia Holdings common stock that vested during the years ended December 31, 2018, 2017 and 2016 was $532 thousand, $1.9 million and $283 thousand, respectively.

As of December 31, 2018, the Company had approximately 26 thousand unvested restricted shares of Series A Expedia Holdings common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $25.18 per share. Total unrecognized compensation cost related to unvested restricted shares was $458 thousand, which will be recognized in the Company’s statements of operations over a weighted average period of approximately 1 year.

Expedia –  Stock-based Compensation

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan (“Expedia Stock Plan”), Expedia may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to its directors, officers, employees and consultants. Expedia issues new shares to satisfy the exercise or release of stock-based awards.

The following table presents a summary of Expedia’s stock option activity:

			Weighted
			average		Aggregate
			remaining		intrinsic
	Options	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2018	15,653	$95.23
Granted	5,342	$104.72
Exercised	(2,098)	$71.36
Forfeited/Cancelled	(1,197)	$107.26
Outstanding at December 31, 2018	17,700	$100.11	4.3	years	$261
Exercisable at December 31, 2018	7,192	$88.02	2.9	years	$185

The total intrinsic value of stock options exercised was $107 million and $249 million for the year ended December 31, 2018 and 2017, respectively. The total intrinsic value of stock options exercised was $15 million from the date of the Expedia Holdings Split-Off, November 4, 2016, through December 21, 2016.

The fair value of stock options granted for the year ended December 31, 2018, 2017 and during the period from November 4, 2016 through December 31, 2016 was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, assuming the following weighted average assumptions:

	Year ended December 31, 2018	Year ended December 31, 2017	November 4, 2016 through December 31, 2016
Risk-free interest rate	2.47%	1.58%	1.38%
Expected volatility	32.81%	32.47%	37.48%
Expected life	3.8 years	3.65 years	3.5 years
Expected dividend yield	1.11%	0.92%	0.82%

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The weighted average grant-date fair value of options granted for the year ended December 31, 2018, 2017 and during the period from November 4, 2016 through December 31, 2016 was $24.97, $30.17 per share and $34.59 per share, respectively.

The following table presents a summary of RSU activity:

		Weighted Average
		Grant-Date Fair
	RSUs	Value
	(in thousands)
Balance as of January 1, 2017	1,349	$114.58
Granted	1,350	123.24
Vested	(492)	115.29
Cancelled	(266)	116.26
Balance as of December 31, 2017	1,941	$120.19
Granted	1,821	107.37
Vested	(615)	118.41
Cancelled	(386)	113.55
Balance as of December 31, 2018	2,761	$113.12

Expedia’s RSUs generally vest over three or four years, but may accelerate in certain circumstances, including certain changes in control. The total market value of shares vested during the year ended December 31, 2018 and 2017 was approximately $68  million and $65 million, respectively.  The total market value of shares vested during the period from November 4, 2016 through December 31, 2016 was approximately $7 million.

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

In 2018, the stock-based compensation recognized by Expedia Holdings related to Expedia stock options and restricted stock awards was $210 million. In 2017, the stock-based compensation recognized by Expedia Holdings related to Expedia stock options and restricted stock awards was $128 million, which included the reversal of $88 million related to the forfeiture of certain stock awards due to the departure of Expedia’s former CEO. As of December 31, 2018, the total unrecognized compensation cost related to unvested Expedia stock options was $450 million and will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.47 years.

Expedia also has an Employee Stock Purchase Plan (“ESPP”), which allows shares of EXPE to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2016, subsequent to the Expedia Holdings Split-Off, approximately 36 thousand shares were purchased under this plan for an average price of $105.44 per share. During 2018 and 2017, approximately 170 thousand and 141 thousand shares were purchased under this plan for an average purchase price of $101.26 and $112.31 per share, respectively. As of December 31, 2018, Expedia has reserved approximately 1 million shares of EXPE for issuance under the ESPP.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(10)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in the Company’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on equity securities and the Company’s share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

		Share of
	Currency	other
	translation	comprehensive
	adjustments	earnings (loss)
	and other	of affiliate	Other	AOCI
	amounts in millions
Balance at January 1, 2016	$—	(33)	—	(33)
Other comprehensive earnings (loss) attributable to Expedia Holdings stockholders	(33)	33	—	—
Change in ownership of noncontrolling interest related to trivago initial public offering	—	—	1	1
Balance at December 31, 2016	(33)	—	1	(32)
Other comprehensive earnings (loss) attributable to Expedia Holdings stockholders	—	91	—	91
Balance at December 31, 2017	(33)	91	1	59
Other comprehensive earnings (loss) attributable to Expedia Holdings stockholders	—	(22)	—	(22)
Adoption of new accounting guidance	—	—	(1)	(1)
Balance at December 31, 2018	$(33)	69	—	36

The components of other comprehensive earnings (loss) are reflected in the Company’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2018:
Currency translation adjustments and other	$(205)	23	(182)
Other comprehensive earnings (loss)	$(205)	23	(182)
Year ended December 31, 2017:
Currency translation adjustments and other	$734	26	760
Recognition of previously unrecognized holding gains (losses)	(9)	2	(7)
Other comprehensive earnings (loss)	$725	28	753
Year ended December 31, 2016:
Currency translation adjustments and other	$(260)	35	(225)
Share of other comprehensive earnings (loss) of affiliate	(2)	1	(1)
Recognition of previously unrecognized holding gains (losses)	55	(21)	34
Other comprehensive earnings (loss)	$(207)	15	(192)

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

At December 31, 2018, commitments under noncancelable leases with initial terms in excess of one year were as follows (amounts in millions):

Year ended December 31,
2019	$158
2020	130
2021	107
2022	94
2023	75
Thereafter	361
$925

Rental expense under operating leases was approximately $186 million, $172 million and $26 million for the years ended December 31, 2018,  2017 and 2016, respectively. It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2018. In future periods, it is expected that rental expense will not be less than the amounts shown for 2019 in the table above.

Letters of Credit, Purchase Obligations and Guarantees

The Company has commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2018:

		By period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	amounts in millions
Purchase obligations	$685	354	266	65	—
Guarantees	59	59	—	—	—
Letters of credit	28	13	11	—	4
	$772	426	277	65	4

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Expedia’s LOCs consist of stand-by LOCs, underwritten by a group of lenders, which Expedia primarily issues for certain regulatory purposes as well as to certain hotel properties to secure its payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2018,  2017 or 2016.

Related Party Transactions

In addition to serving as Expedia’s Chairman of the Board of Directors and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC/InterActiveCorp (“IAC”). IAC and Expedia are related parties, given that Mr. Diller serves as Chairman of the Board of Directors and Senior Executive of both Expedia and IAC. Each of IAC and Expedia has a 50% ownership interest in two aircraft that may be used by both companies. Expedia shares equally in fixed and nonrecurring costs for both planes; direct operating costs are pro-rated based on actual usage. As of December 31, 2018, the net basis in Expedia’s ownership interest in both planes was $33 million, recorded in other assets, net. Operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes during 2018 were nominal.

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

Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Fifteen lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty five of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty- one dismissals were based on a finding that Expedia and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million as of December 31, 2018. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within Legal reserves, occupancy tax and other in the consolidated statements of operations.

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.

The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax court, which has stayed proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below.

Final assessments by the Hawaii Department of Taxation for general excise taxes against certain Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment.  On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The appeals were transferred to the Hawaii Supreme Court which heard argument on April 5, 2018. The parties await a ruling. The Hawaii tax court’s decision did not resolve  “merchant model” car rental transactions for the tax year 2014, which also remain under review.

San Francisco (Occupancy Tax). During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the City of San Francisco, in May, 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods.  In addition, Orbitz in total has paid $4.6 million to the City of San Francisco to contest similar assessments issued against it by the city. On May 23, 2018, the California Court of Appeals affirmed the trial court’s holding that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On September 13, 2018, the City of San Francisco refunded all pay-to-play payments made by the Expedia companies (including Orbitz), along with accumulated interest, effectively ending the case. The $78 million refund was recorded as a gain within Legal reserves, occupancy tax, and other in the consolidated statement of operations and the $19 million of accumulated interest to interest income during the year ended December 31, 2018.

Other Jurisdictions. Expedia is also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the City of Los Angeles regarding hotel occupancy taxes and in the United Kingdom regarding the application of value added tax (“VAT”) to its European Union related transactions as discussed below, may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and Expedia’s estimates of additional assessments mentioned above.

Matters Relating to International VAT. Expedia is in various stages of inquiry or audit in multiple European Union jurisdictions, including the United Kingdom, regarding the application of VAT to its European Union related transactions. While Expedia believes it complies with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that Expedia owes additional taxes. In certain jurisdictions, including the United Kingdom, Expedia may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While Expedia believes that it will be successful based on the merits of its positions with regard to the United Kingdom and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that Expedia could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

In addition, regulatory authorities in Europe (including the UK Competition and Markets Authority, or “CMA”), Australia, and elsewhere have initiated legal proceedings and/or market studies, inquiries or investigations relating to online marketplaces and how information is presented to consumers using those marketplaces, including practices such as search results rankings and algorithms, discount claims,  disclosure of charges, and availability and similar messaging.

On June 28, 2018, the CMA announced that it will be requiring hotel booking websites to take action to address concerns identified in the course of its ongoing investigation. After consulting with the CMA, on January 31, 2019, Expedia agreed to offer certain voluntary undertakings with respect to the presentation of information on certain of its UK consumer-facing websites in order to address the CMA’s concerns. The CMA has confirmed that, as a result of the undertakings offered, it will close its investigation without any admission or finding of liability. The undertakings become effective on September 1, 2019. On August

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

23, 2018, the Australian Competition and Consumer Commission, or “ACCC,” instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian consumer law relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site and trivago’s strike-through pricing practice.  A trial date is set for September 9, 2019 and an appropriate reserve has been accrued in respect to this matter.

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

For the year ended December 31, 2018, Expedia Holdings has identified Expedia and Corporate and other as its reportable segments. Expedia is a consolidated subsidiary of the Company that provides travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment. Beginning on the date of the Expedia Holdings Split-Off, the Company only includes the results of Expedia, as consolidated, in the segment information reported below.

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

December 31, 2018, 2017 and 2016

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

Performance Measures

	Year ended December 31,
	2018		2017		2016
	Revenue from		Revenue from		Revenue from
	external	Adjusted	external	Adjusted	external	Adjusted
	customers	OIBDA	customers	OIBDA	customers	OIBDA
	amounts in millions
Expedia	$11,223	1,945	9,994	1,640	1,170	133
Corporate and Other	226	(14)	292	(2)	411	13
Consolidated Expedia Holdings	$11,449	1,931	10,286	1,638	1,581	146

Other Information

	December 31, 2018		December 31, 2017
	Total	Capital	Total	Capital
	Assets	Expenditures	Assets	Expenditures
	amounts in millions
Expedia	$31,727	878	33,692	710
Corporate and other	170	6	276	9
Consolidated Expedia Holdings	$31,897	884	33,968	719

Revenue by Geographic Area

	Year ended December 31,
	2018	2017	2016
	amounts in millions
United States	$6,385	5,744	994
Other countries	5,064	4,542	587
Consolidated Expedia Holdings	$11,449	10,286	1,581

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Long-lived Assets by Geographic Area

	Year ended
	December 31,
	2018	2017
	amounts in
	millions
United States	$873	806
Other countries	170	145
Consolidated Expedia Holdings	$1,043	951

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Year ended December 31,
	2018	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,931	1,638	146
Legal reserves, occupancy tax and other	59	(25)	2
Restructuring and related reorganization charges	—	(17)	(9)
Stock-based compensation	(210)	(126)	(47)
Depreciation and amortization	(1,936)	(2,266)	(481)
Impairment of goodwill and intangible assets	(544)	(2,197)	—
Operating income (loss)	(700)	(2,993)	(389)
Interest expense	(135)	(125)	(19)
Share of earnings (loss) of affiliates, net	—	—	26
Gain (loss) on dilution of investment in affiliate	—	—	(2)
Gain on investment in Expedia	—	—	2,005
Other, net	(22)	(28)	—
Earnings (loss) before income taxes	$(857)	(3,146)	1,621

LIBERTY EXPEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(13)  Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share information
2018:
Revenue	$2,574	2,940	3,331	2,604
Operating income (loss)	$(411)	(64)	(124)	(101)
Net earnings (loss)	$(324)	(132)	(53)	(134)
Net earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(44)	(27)	(42)	(15)
Basic earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(0.77)	(0.47)	(0.74)	(0.27)
Diluted earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(0.77)	(0.47)	(0.74)	(0.27)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share information
2017:
Revenue	$2,230	2,646	3,029	2,381
Operating income (loss)	$(469)	(242)	152	(2,434)
Net earnings (loss)	$(357)	(225)	123	(1,546)
Net earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(58)	(53)	14	(95)
Basic earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(1.02)	(0.93)	0.25	(1.67)
Diluted earnings (loss) attributable to Expedia Holdings Series A and Series B shareholders	$(1.02)	(0.93)	0.24	(1.67)

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2019:

Item 10.    Directors, Executive Officers and Corporate Governance

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Item 14.    Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2019 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2019.

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

10 - Material Contracts:

10.1

Tax Sharing Agreement, dated as of November 4, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Qurate Retail Inc.’s Current Report on Form 8-K filed on November 7, 2016 (File No. 001-33982)).

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

10.5

Amended and Restated Governance Agreement, by and among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to Expedia Group, Inc.’s Current Report on Form 8-K `filed on December 27, 2011 (File No. 000-51447).

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

10.13

Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to Expedia Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006 (File No. 000-51447)).

10.14

First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Expedia Group, Inc.’s Registration Statement on Form S-4, filed on January 25, 2007(File No. 333-140195)).

10.15

Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Expedia Group, Inc.’s Current Report on Form 8-K filed on August 10, 2010 (File No. 000-51447)).

10.16

Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Expedia Group, Inc.’s Current Report on Form 8-K filed on August 18, 2014 (File No. 000-51447)).

10.17

First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Expedia Group, Inc.’s Current Report on Form 8-K filed on August 18, 2014 (File No. 000-51447)).

10.18

Fourth Supplemental Indenture, dated as of June 3, 2015 to the Indenture dated August 18, 2014, Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Expedia Group, Inc.’s Current Report on Form 8-K filed on June 3, 2015 (File No. 000-51447)).

10.19

Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Expedia Group, Inc.’s Current Report on Form 8-K filed on December 8, 2015 (File No. 001-37429)).

10.20

First Supplemental Indenture, dated as of December 15, 2015 to the Indenture dated March 31, 2014, among HomeAway, Inc., Expedia, Inc., and U.S. Bank National Association, as Trustee, relating to the 0.125% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Expedia Group, Inc.’s Current Report on Form 8-K filed on December 15, 2015 (File No. 001-37429)).

10.21

Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia Group, Inc.’s Current Report on Form 8-K filed on September 11, 2014 (File No. 000-51447)).

10.22

First Amendment, dated as of February 4, 2016, to the Amended and Restated Credit Agreement, dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia Group, Inc.’s Current Report on Form 8-K filed on February 8, 2016 (File No. 001-37429)).

10.23

Second Amendment, dated as of December 22, 2016, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.14 to Expedia Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 10, 2017 (File No. 001-37429)).

10.24

Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Expedia Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on April 28, 2017 (File No. 001-37429)).

10.25

Fourth Amendment, dated as of May 31, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent (incorporated by reference to Exhibit 10.1 to Expedia Group, Inc.’s Current Report on Form 8-K filed on June 1, 2018 (File No. 001-37429)).

10.26

Fifth Amendment, dated as of September 10, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lender from time to time party thereto, JPMorgan Change Bank, N.A., as Administrative Agent and London Agent (incorporated by reference to Exhibit 10.1 to Expedia Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on October 26, 2018 (File No. 001-37429)).

10.27

Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007 (incorporated by reference to Exhibit 10.1 to Expedia Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 3, 2007 (File No. 000-51447)).

10.28+

Liberty Expedia Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on November 17, 2016 (File No. 333-214679) (the “Form S-8”)).

10.29+	Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Form S-8).

10.30+

Form of Non-Qualified Stock Option Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan [for non-employee directors] (incorporated by reference to Exhibit 10.28 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 1, 2017 (File No. 001-37938)).

10.31+

Form of Restricted Stock Unit Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan [for non-employee directors] (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 1, 2017 (File No. 001-37938)).

10.32+

Restricted Stock Unit Agreement under the Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan for Christopher W. Shean (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 1, 2017 (File No. 001-37938)).

10.33

Services Agreement by and between HomeAway.com, Inc. and Keystone Strategy LLC, dated April 1, 2017 (incorporated by reference to Exhibit 10.1 to Expedia Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 (File No. 001-37429)).

10.34

Letter Agreement, dated as of March 6, 2018, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation, Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-37938)).

10.35+

Amendment, dated March 14, 2018, relating to certain Liberty Expedia Holdings, Inc. incentive plans (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 2, 2018 (File No. 001-37938)).

10.36	The registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to Expedia’s long-term debt not filed herewith.

21	Subsidiaries of Liberty Expedia Holdings, Inc.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP for the year ended December 31, 2018.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*      Filed herewith.

**    Furnished herewith.

+ This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

Not applicable.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia Group, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Expedia Group, Inc. (a consolidated subsidiary of Liberty Expedia Holdings, Inc.) (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) (not presented separately herein). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework),  and our report dated February 7, 2019 expressed an unqualified opinion thereon.

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

February 7, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Expedia Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia Group, Inc. (a consolidated subsidiary of Liberty Expedia Holdings, Inc.) (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 7, 2019 expressed an unqualified opinion thereon.

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

February 7, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY EXPEDIA HOLDINGS, INC.

Date: February 8, 2019	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: February 8, 2019	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 8, 2019
John C. Malone

/s/ Christopher W. Shean	Director, President and Chief Executive Officer	February 8, 2019
Christopher W. Shean

/s/Wade Haufschild	Chief Financial Officer	February 8, 2019
Wade Haufschild	(Principal Financial Officer and Principal Accounting Officer)

/s/Stephen M. Brett	Director	February 8, 2019
Stephen M. Brett

/s/Gregg L. Engles	Director	February 8, 2019
Gregg L. Engles

/s/Robert Hammond	Director	February 8, 2019
Robert Hammond

/s/Scott W. Schoelzel	Director	February 8, 2019
Scott W. Schoelzel

/s/Alexander Von Furstenburg	Director	February 8, 2019
Alexander Von Furstenburg