Form 10-K/A
period 2018-12-31
Liberty Expedia Holdings, Inc.
filed 2019-04-30
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-37938

LIBERTY EXPEDIA HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	81-1838757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (720) 875-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒      No     ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d).  Yes     ☐      No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  Yes     ☒      No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the 2018 Form 10-K) to include all of the Part III information required by applicable Securities and Exchange Commission (SEC) rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the 2018 Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the 2018 Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the 2018 Form 10-K, including any of the financial information disclosed in Parts II and IV of the 2018 Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty Expedia Holdings, Inc. as “Liberty Expedia,” the “Company,” “us,” “we” and “our” in this report.

LIBERTY EXPEDIA HOLDINGS, INC.

2018 ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our company, which includes, where applicable, our predecessors. The following also includes, as to each of our directors, how long such person has been a director of our company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors (our board).

Our board currently consists of five directors, divided among three classes. Our Class I director, whose term will expire at the first annual meeting of stockholders following April 15, 2019 (which is the Proxy Arrangement Termination Date (as defined herein)), is Stephen M. Brett.  Our Class II directors, whose term will expire at the second annual meeting of stockholders following April 15, 2019, are Gregg L. Engles and Scott W. Schoelzel.  Our Class III directors, whose term will expire at the third annual meeting of stockholders following April 15, 2019, are John C. Malone and Christopher W. Shean.

Name	Positions
Class I Director

Stephen M. Brett Age: 78

A director of our company.

Professional Background: Mr. Brett has served as a director of our company since November 2016. He has also served as Chairman of the Board of General Communication, Inc. (GCI), GCI Liberty Inc.’s (GCI Liberty) predecessor, from June 2005 and as a director of GCI from January 2001, in each case, to March 2018. He has been of counsel to Sherman & Howard, L.L.C., a law firm, since January 2001. Prior to that, he served as Senior Executive Vice President for AT&T Broadband from March 1999 to April 2000. He also served as Executive Vice President, General Counsel and Secretary of Tele-Communications, Inc. (TCI) from 1991 to 1999 and Executive Vice President, General Counsel and Secretary of United Artists from 1988 to 1991.

Other Public Company Directorships: Mr. Brett served as Chairman of the Board of GCI from June 2005 and as a director of GCI from January 2001, in each case, to March 2018.

Board Membership Qualifications: Mr. Brett brings to our board considerable experience in the telecommunications and cable industries, as well as over 40 years of experience as a corporate lawyer. He provides our board with executive leadership perspective on the legal operations and management of large public companies and risk management policies.

Class II Directors

Gregg L. Engles Age: 61

A director of our company.

Professional Background: Mr. Engles has served as a director of our company since November 2016. He has served as a partner of Capitol Peak Partners since he founded it in August 2017. He previously served as (i) Chairman of the Board and Chief Executive Officer of The WhiteWave Foods Company (WhiteWave) from October 2012 until its acquisition by Danone in April 2017 and (ii) Chief Executive Officer of Dean Foods Company, WhiteWave’s former parent company, from April

Name	Positions

1996 until WhiteWave’s initial public offering in October 2012.

Other Public Company Directorships: Mr. Engles has served as a director of GCI Liberty since March 2018. He has also served as a director of Danone since April 2017. Mr. Engles previously served as a director and Chairman of the Board of Dean Foods Company from April 1996 to July 2013, except when he served as its Vice-Chairman from January 2002 to May 2002. He also served as a director of Treehouse Foods, Inc. from June 2005 to May 2008.

Board Membership Qualifications: Mr. Engles offers our board significant operational experience gained through his senior leadership positions at WhiteWave and other large public companies. He provides our board with executive leadership perspective on the operations and management of public companies, which will assist our board in evaluating strategic opportunities.

Scott W. Schoelzel Age: 60

A director of our company.

Professional Background: Mr. Schoelzel has served as a director of our company since November 2016. He served as Vice President and Portfolio Manager of the Janus Twenty and Janus Forty Funds from August 1997 through December 2008. Prior to managing the Janus Twenty and Janus Forty Funds, Mr. Schoelzel launched and managed the Janus Olympus Fund from December 1995 to August 1997. Prior to joining Janus in 1994, Mr. Schoelzel served as a research analyst and portfolio manager at Founders Funds, Inc. where he managed the Founders Growth Fund from October 1991 to December 1993.

Other Public Company Directorships: None.

Board Membership Qualifications: Mr. Schoelzel’s extensive background in investment analysis and management and his knowledge of finance and capital markets contribute to our board’s consideration of our capital structure and evaluation of financial opportunities and strategies and strengthen our board’s collective qualifications, skills and attributes.

Class III Directors

John C. Malone Age: 78

Chairman of the Board of our company.

Professional Background: Mr. Malone has served as the Chairman of the Board of our company since November 2016. He served as Chairman of the Board of Qurate Retail, Inc. (Qurate Retail), including its predecessor, from its inception in 1994 until March 2018 and served as Qurate Retail’s Chief Executive Officer from August 2005 to February 2006. Mr. Malone served as Chairman of the Board of TCI from November 1996 until March 1999, when it was acquired by AT&T Corp., and as Chief Executive Officer of TCI from January 1994 to March 1997.

Other Public Company Directorships: Mr. Malone has served as (i) Chairman of the Board of GCI Liberty since March 2018, (ii) a director of Qurate Retail (including its predecessor) since 1994 and served as Chairman of the Board of Qurate Retail (including its predecessor) from 1994 to March 2018, (iii) Chairman of the Board of Liberty Media Corporation (Liberty Media), including its predecessor, since August 2011 and as a director since December 2010, (iv) Chairman of the Board of Liberty Broadband Corporation (Liberty Broadband) since November 2014, (v) Chairman of the Board of Liberty Global plc (LGP) since June 2013, having previously served as Chairman of the Board of Liberty Global, Inc. (LGI), LGP’s predecessor, from June 2005 to June 2013, Chairman of the Board of LGI’s predecessor, Liberty Media International, Inc. (LMI), from March 2004 to June 2005, and a director of UnitedGlobalCom, Inc., now a subsidiary of LGP, from January 2002 to June 2005,

Name	Positions

(vi) a director of Liberty Latin America Ltd. since December 2017, and (vii) a director of Discovery, Inc. (Discovery), which was formerly known as Discovery Communications, Inc. (Discovery Communications), since September 2008, and a director of Discovery Communications’ predecessor Discovery Holding Company (DHC), from May 2005 to September 2008 and as Chairman of the Board from March 2005 to September 2008. Previously, he served as (i) a director of Lions Gate Entertainment Corp. from March 2015 to September 2018, (ii) a director of Charter Communications, Inc. from May 2013 to July 2018, (iii) a director of Expedia, Inc. from December 2012 to December 2017, having previously served as a director from August 2005 to November 2012, (iv) the Chairman of the Board of Liberty TripAdvisor Holdings, Inc. (Liberty TripAdvisor) from August 2014 to June 2015, (v) a director of Sirius XM Holdings Inc. from April 2009 to May 2013, (vi) a director of Ascent Capital Group, Inc. from January 2010 to September 2012, (vii) a director of Live Nation Entertainment, Inc. from January 2010 to February 2011, (viii) Chairman of the Board of DIRECTV and its predecessors from February 2008 to June 2010 and (ix) a director of IAC/InterActive Corp from May 2006 to June 2010.

Board Membership Qualifications: Mr. Malone, as President of TCI, co-founded Qurate Retail’s former parent company and is considered one of the preeminent figures in the media and telecommunications industry. He is well known for his sophisticated problem solving and risk assessment skills.

Christopher W. Shean Age: 53

Chief Executive Officer, President and a director of our company.

Professional Background: Mr. Shean has served as our President and Chief Executive Officer since March 2016 and as a director of our company since November 2016. He previously served as interim President and Chief Executive Officer of FTD Companies, Inc. (FTD) from November 2016 to March 2017, and has served as a director of FTD since December 2014. He also served as a Senior Vice President of Liberty Media from May 2007 to January 2016, the Chief Financial Officer from November 2011 to October 2016 and the Controller from May 2007 to October 2011. Mr. Shean served as a Senior Vice President and Chief Financial Officer of Liberty TripAdvisor from July 2013 to January 2016. He also served as a Vice President of Qurate Retail from October 2000 to January 2002, a Senior Vice President from January 2002 to January 2016, the Controller from October 2000 to October 2011 and the Chief Financial Officer from November 2011 to October 2016. He also served as a Senior Vice President and Chief Financial Officer of Liberty Broadband from June 2014 to October 2016. He has also served as Senior Advisor to Liberty Media, Qurate Retail and Liberty Broadband since October 2016.

Other Public Company Directorships: Mr. Shean has served as a director of Expedia Group, Inc. (Expedia) (formerly Expedia, Inc.) since December 2015 and as a director of FTD since December 2014. Mr. Shean previously served as a director of TripAdvisor, Inc. from February 2013 to December 2015.

Board Membership Qualifications: Mr. Shean has significant financial and operational experience gained through his service as Chief Financial Officer and other executive-level positions at Qurate Retail and Liberty Media and as a former partner of KPMG LLP. As a result of his extensive business and financial experience, Mr. Shean provides valuable business, financial and risk management advice to our board. Mr. Shean also possesses a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Name	Positions
Executive Officers

Richard N. Baer Age: 62

Mr. Baer has served as Chief Legal Officer of our company since March 2016, Liberty Media, Qurate Retail, Liberty Broadband and Liberty TripAdvisor since January 2016 and GCI Liberty since March 2018. He previously served as a Senior Vice President and General Counsel of Qurate Retail and Liberty Media from January 2013 to December 2015, Liberty Broadband from June 2014 to December 2015 and Liberty TripAdvisor from July 2013 to December 2015. Previously, Mr. Baer served as Executive Vice President and Chief Legal Officer of UnitedHealth Group Incorporated from May 2011 to December 2012. He served as Executive Vice President and General Counsel of Qwest Communications International Inc. from December 2002 to April 2011 and Chief Administrative Officer from August 2008 to April 2011.

Wade D. Haufschild Age: 43

Mr. Haufschild has served as Chief Financial Officer of our company since March 2016. Mr. Haufschild has also served as a Vice President of Liberty Media (including its predecessor) since December 2011, Qurate Retail since January 2010, Liberty Broadband since October 2014, Liberty TripAdvisor since August 2014 and GCI Liberty since March 2018. Prior thereto, Mr. Haufschild was an accountant in the accounting firm of KPMG LLP from January 1999 to December 2009, most recently serving as a Senior Manager in its Department of Professional Practice.

Albert E. Rosenthaler Age: 59

Mr. Rosenthaler has served as Chief Corporate Development Officer of our company, Qurate Retail, Liberty Media, Liberty Broadband and Liberty TripAdvisor since October 2016 and GCI Liberty since March 2018. He previously served as Chief Tax Officer of Qurate Retail, Liberty Media, Liberty Broadband and Liberty TripAdvisor from January 2016 to September 2016 and our company from March 2016 to September 2016. He has also served as a Senior Vice President of Liberty Media (including its predecessor) from May 2007 to December 2015, Qurate Retail (including its predecessors) from April 2002 to December 2015, Liberty Broadband from June 2014 to December 2015, and Liberty TripAdvisor from July 2013 to December 2015.

Our executive officers will serve in such capacities until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption.

During the past ten years, none of our directors or executive officers has had any involvement in any legal proceedings as would be material to an evaluation of his ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year and written representations made to us by our executive officers and directors, we believe that, during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met, with the exception of one Form 3 with respect to Gregory B. Maffei that was filed on an untimely basis.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our website at www.libertyexpedia.com.

Audit Committee and Audit Committee Financial Expert

Our board has established an audit committee, whose chairman is Gregg L. Engles and whose other members are Stephen M. Brett and Scott W. Schoelzel. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market LLC (Nasdaq) and the SEC, as such rules and regulations exist on the date of this report.  Our board has determined that Mr. Engles is our company’s “audit committee financial expert” under applicable SEC rules and regulations.

Item 11.   Executive Compensation.

Introduction

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to the following persons (who we collectively refer to as our named executive officers):

•                  Christopher W. Shean, our Chief Executive Officer and President; and

•                  Wade D. Haufschild, our Chief Financial Officer.

Pursuant to the services agreement, dated November 4, 2016, with Liberty Media (the services agreement), employees of Liberty Media perform management services for our company for a monthly fee, which is reviewed quarterly by the audit committees of our company and Liberty Media. As described above, our executive officers are comprised of Messrs. Shean, Haufschild, Baer and Rosenthaler, each of whom is an employee of Liberty Media and provides executive services to our company under the services agreement. Our executive officers are not separately compensated by our company other than with respect to any equity awards relating to our Series A common stock, par value $0.01 per share (LEXEA), and Series B common stock, par value $0.01 per share (LEXEB) (which we refer to LEXEA and LEXEB together as our common stock) that our compensation committee may determine to grant. Our named executive officers did not receive any equity awards relating to our common stock in 2018. Because we did not pay any cash compensation or grant any equity awards to Messrs. Baer and Rosenthaler with respect to 2018, Messrs. Baer and Rosenthaler are not considered “named executive officers” of our company for purposes of the Exchange Act and the rules adopted by the SEC.

Compensation Discussion and Analysis

Compensation Overview

Services Agreement

In connection with the November 4, 2016 split-off of our company from Qurate Retail (the Expedia Holdings Split-Off), we entered into the services agreement with Liberty Media in November 2016, pursuant to which Liberty Media provides to our company certain administrative and management services, and we pay Liberty Media a monthly management fee, the amount of which is subject to semi-annual review (and at least an annual review by our compensation committee). As a result, employees, including our named executive officers, who provide services to our company pursuant to the services agreement are not separately compensated by our company other than with respect to equity awards with respect to our common stock. For the year ended December 31, 2018, we accrued management fees payable to Liberty Media under the services agreement of $4.0 million.

Role of Chief Executive Officer in Compensation Decisions; Setting Executive Compensation

Mr. Shean did not have any role in making compensation decisions for the year ended December 31, 2018.

Prospectively, Mr. Shean may make recommendations with respect to any equity compensation to be awarded to our executive officers. As a result of the management fee paid to Liberty Media, the compensation committee does not expect to provide any cash compensation to the executive officers, rather it may determine to separately compensate the executive officers with equity incentive compensation. It is expected that our Chief Executive Officer, in making any related recommendations to our compensation committee, will evaluate the performance and contributions of each of our executive officers, given his respective area of responsibility, and, in doing so, will consider various qualitative factors such as:

•                  the executive officer’s experience and overall effectiveness;

•                  the executive officer’s performance;

•                  the responsibilities of the executive officer, including any changes to those responsibilities over the year; and

•                  the executive officer’s demonstrated leadership and management ability.

At the 2017 annual stockholder meeting, stockholders representing a majority of the aggregate voting power of Liberty Expedia present and entitled to vote on its say-on-pay proposal approved, on an advisory basis, Liberty Expedia’s executive compensation, as disclosed in our proxy statement for the 2017 annual meeting of stockholders. No material changes were implemented to our executive compensation program as a result of this vote. In addition, at the 2017 annual meeting of stockholders, stockholders elected to hold a say-on-pay vote every three years.

Equity Incentive Compensation

None of our executive officers, including our named executive officers, received any equity incentive compensation from our company during 2018. The equity awards held by our named executive officers and reported below in “—Outstanding Equity Awards at Fiscal Year-End” (other than a one-time grant of 8,432 restricted stock units with respect to shares of LEXEA (the 2016 RSU award) granted to Mr. Shean in 2016 after the Expedia Holdings Split-Off) were issued as a result of the anti-dilution adjustments applied to their outstanding equity awards relating to Qurate Retail’s former Liberty Ventures common stock at the time of the completion of the Expedia Holdings Split-Off, including their outstanding unvested multi-year grants described below.

Consistent with our compensation philosophy, our compensation committee believes in aligning the interests of the named executive officers with those of our stockholders and may grant awards of stock-based incentive compensation in the future to further align their interests. This will ensure that our executives have a continuing stake in our long-term success.

The Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan (Effective November 4, 2016), as amended (the incentive plan), provides for the grant of a variety of incentive awards, including stock options, restricted shares, restricted stock units (RSUs), stock appreciation rights (SARs) and performance awards. Our compensation committee has a preference for grants of stock options and awards of restricted stock or RSUs (as compared with other types of available awards under the incentive plan) based on the belief that they better promote retention of key employees through the continuing, long-term nature of an equity investment. It is the policy of our compensation committee that stock options be awarded with an exercise price equal to fair market value on the date of grant, typically measured by reference to the closing price on the grant date.

Prior to the Expedia Holdings Split-Off, the Qurate Retail compensation committee (and prior to September 2011 when Liberty Media’s former parent company was split off from its former parent company, Qurate Retail, the Qurate Retail compensation committee) determined to make larger grants (equaling approximately four to five years’ value of the annual grants made in years prior to 2009) that vest between four and five years after grant, rather than making annual grants over the same period. These multi-year stock option grants provide for back-end weighted vesting and generally expire seven to ten years after grant to encourage executives to remain with the company over the long-term and to better align their interests with those of the stockholders. In that regard, multi-year awards were granted to our executive officers prior to the Expedia Holdings Split-Off, including to our named executive officers, and, accordingly, the multi-year awards were adjusted in connection with the Expedia Holdings Split-Off pursuant to the anti-dilution provisions of the incentive plans under which they were granted.

Policy on Restatements

In those instances where we grant equity-based incentive compensation, we expect to include in the related agreement with the executive a right, in favor of our company, to require the executive to repay or return to the company any cash, stock or other incentive compensation (including proceeds from the disposition of shares received upon exercise of options or SARs). That right will arise if (1) a material restatement of any of our financial statements is required and (2) in the reasonable judgment of our compensation committee, (A) such restatement is due to material noncompliance with any financial reporting requirement under applicable securities laws and (B) such noncompliance is a result of misconduct on the part of the executive. In determining the amount of such repayment or return, our compensation committee may take into account, among other factors it deems relevant, the extent to which the market value of the applicable series of our common stock was affected by the errors giving rise to the restatement. The cash, stock or other compensation that we may require the executive to repay or return must have been received by the executive during the 12-month period beginning on the date of the first public issuance or the filing with the SEC, whichever occurs earlier, of the financial statement requiring restatement. The compensation required to be repaid or returned will include (1) cash or company stock received by the executive (A) upon the exercise during that 12-month period of any SAR held by the executive or (B) upon the payment during that 12-month period of any incentive compensation, the value of which is determined by reference to the value of company stock, and (2) any proceeds received by the executive from the disposition during that 12-month period of company stock received by the executive upon the exercise, vesting or payment during that 12-month period of any award of equity-based incentive compensation.

Summary Compensation Table

Name and Principal Position (as of 12/31/18)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Christopher W. Shean	2018	—	—	—	—	—	—	—	—
President and Chief Executive Officer	2017	—	—	—	—	—	—	—	—
	2016	—	—	349,085	—	—	—	—	349,085
Wade D. Haufschild	2018	—	—	—	—	—	—	—	—
Chief Financial Officer	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

(1)                                 Reflects the grant date fair value of the 2016 RSU award granted to Mr. Shean, which has been computed based on the closing price of LEXEA shares on the grant date in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures.

Executive Compensation Arrangements

Christopher W. Shean

2016 RSU Award

On December 15, 2016, our compensation committee granted to Mr. Shean 8,432 RSUs with respect to shares of LEXEA. The 2016 RSU award vests in three equal annual installments (each such installment, a tranche) on the first, second and third anniversary of the grant date (each, a Vesting Date), in each case, subject to Mr. Shean being employed on the applicable Vesting Date.

If Mr. Shean’s employment with our company is terminated without cause (as defined in the incentive plan) before December 15, 2019, then a pro rata portion of each tranche that is not fully vested on the date of such termination (the Termination Date) will vest as of the Termination Date, such pro rata portion with respect to each such tranche to be equal to the product of (i) the number of RSUs in such tranche that are not vested on the Termination Date, multiplied by (ii) a fraction, the numerator of which is the number of calendar days that have elapsed from December 15, 2016 through the Termination Date plus an additional 365 calendar days, and the denominator of which is the number of days in the entire vesting period for such tranche (in no event to exceed the total number of unvested RSUs in such tranche as of the Termination Date). The vesting period for each tranche is the period that begins on December 15, 2016 and ends on the Vesting Date for such tranche.

If Mr. Shean’s employment with our company terminates by reason of his death or disability, any unvested portion of the RSUs, as well as any related unpaid dividend equivalents, will vest immediately.

If Mr. Shean’s employment with our company terminates for any reason other than a termination by our company without cause or as a result of his death or disability (as defined in the incentive plan), Mr. Shean will immediately forfeit any RSUs and related unpaid dividend equivalents that were unvested as of the date of his termination.

Upon a board change or control purchase (in each case, as defined in the incentive plan) after December 15, 2016, the incentive plan provides that the RSUs and any related unpaid dividend equivalents will vest in full.  If an approved transaction (as defined in the incentive plan) occurs after December 15, 2016, all outstanding, unvested RSUs, and any related unpaid dividend equivalents, will fully vest immediately before the consummation of the approved transaction.  In addition, if an approved transaction occurs after December 15, 2016, Mr. Shean’s award agreement provides that the compensation committee may not determine that the RSUs and any related unpaid dividend equivalents will remain unvested if new or substitute awards are given to Mr. Shean.

Equity Incentive Plans

The incentive plan is designed to provide additional remuneration to officers, employees, nonemployee directors and independent contractors for service to our company and to encourage those persons’ investment in our company. Non-qualified stock options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing may be granted under the incentive plan (collectively, awards). The maximum number of shares of our common stock with respect to which awards may be granted is 3,700,000, subject to anti-dilution and other adjustment provisions of the incentive plan. With limited exceptions, under the incentive plan, no person may be granted in any calendar year awards covering more than 500,000 shares of our common stock, subject to anti-dilution and other adjustment provisions of the incentive plan. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million and no nonemployee director may be granted during any calendar year awards having a value (as determined on the grant date of such award) in excess of $1.5 million. Shares of our common stock issuable pursuant to awards will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. The incentive plan is administered by the compensation committee of our board, other than awards granted to nonemployee directors which may be administered by our full board of directors or the compensation committee.

In connection with the Expedia Holdings Split-Off, new equity incentive awards with respect to our common stock (new Liberty Expedia awards) were issued in connection with adjustments made to outstanding equity incentive awards with respect to shares of Qurate Retail’s former Liberty Ventures common stock which had been granted to various directors, officers and employees and consultants of Qurate Retail and certain of its subsidiaries pursuant to the various stock incentive plans administered by the Qurate Retail board of directors or the compensation committee thereof. These new Liberty Expedia awards were issued pursuant to the Liberty Expedia Holdings, Inc. Transitional Stock Adjustment Plan, as amended (the transitional plan), which governs the terms and conditions of the new Liberty Expedia awards but cannot be used to make any additional grants following the Expedia Holdings Split-Off.

Pay Ratio Information

We are providing the following information about the relationship of the median annual total compensation of our employees and the total compensation of Mr. Shean, our chief executive officer on December 31, 2018, pursuant to the SEC’s pay ratio disclosure rules set forth in Item 402(u) of Regulation S-K.  We believe our pay ratio is a reasonable estimate calculated in a manner consistent with the SEC’s pay ratio disclosure rules. However, because these rules provide flexibility in determining the methodology, assumptions and estimates used to determine pay ratios and the fact that workforce composition issues differ significantly between companies, our pay ratio may not be comparable to the pay ratios reported by other companies.

To identify our median employee, we first determined our employee population as of November 1, 2018 (the determination date), which consisted of domestic U.S. and international employees, representing all full-time, part-time, seasonal and temporary employees, including hourly employees, as well as interns, trainees and fixed-term contractors who are paid directly by our company and/or our consolidated subsidiaries, Expedia and Vitalize, LLC, on that date. Using information from our payroll records and foreign exchange rates in effect on the determination date, we then measured each employee’s compensation, consisting of (i) annualized base salary for non-hourly employees as of the determination date (or, for hourly employees, an annual salary based on hourly rates and total scheduled 2018 hours as of the determination date), (ii) annual cash bonuses at target and (iii) long-term equity incentive awards at target. We annualized the compensation of employees who were new hires or took a leave of absence in 2018. We did not annualize the compensation of our temporary or seasonal employees. In addition, we did not make any cost-of-living adjustments to the compensation information.

Once we identified our median employee, we then determined that employee’s total compensation, including any perquisites and other benefits, in the same manner that we determined the total compensation of our named executive officers for purposes of the Summary Compensation Table above.  The ratio of our chief executive officer’s total annual compensation to that of the median employee was as follows:

Chief Executive Officer Total Annual Compensation	$0
Median Employee Total Annual Compensation	$66,180
Ratio of Chief Executive Officer to Median Employee Total Annual Compensation	0:1

Grants of Plan-Based Awards

No plan-based incentive awards were granted during the year ended December 31, 2018 to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested RSUs which were outstanding as of December 31, 2018 and held by the named executive officers.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Christopher W. Shean
Option Awards
LEXEA	18,951	—		15.02	3/19/2020	—		—	—	—
LEXEA	17,592	—		22.54	3/19/2020	—		—	—	—
LEXEA	12,225	—		40.49	3/4/2022	—		—	—	—
LEXEA	—	20,343	(1)	40.49	3/4/2023	—		—	—	—

RSU Award
LEXEA	—	—		—	—	2,811	(2)	109,938	—	—
Wade D. Haufschild
Option Awards
LEXEA	1,729	—		15.02	3/19/2020	—		—	—	—
LEXEA	4,945	—		22.54	3/19/2020	—		—	—	—
LEXEA	3,016	—		43.03	5/12/2022	—		—	—	—
LEXEA	—	7,820	(1)	43.03	5/12/2023	—		—	—	—

(1)         Vests 50% on December 31, 2019 and 50% on December 31, 2020.

(2)         Vests on December 15, 2019.

Option Exercises and Stock Vested

The following table sets forth information concerning the vesting of RSUs held by our named executive officers during the year ended December 31, 2018.  Messrs. Shean and Haufschild did not exercise any options during 2018.

	Option Awards		Stock Awards
	Number of		Number of
	shares	Value	shares	Value
	acquired on	realized on	acquired on	realized on
Name	exercise (#)	exercise ($)	vesting (#)	vesting ($)

Christopher W. Shean
LEXEA	—	—	2,811	116,207
Wade D. Haufschild
LEXEA	—	—	—	—

Potential Payments Upon Termination or Change-in-Control

The following table sets forth the potential payments to our named executive officers if their employment with our company had terminated or a change in control had occurred, in each case, as of December 31, 2018, which was the last business day of our last completed fiscal year. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the tables are based on the closing market price on December 31, 2018 for our LEXEA shares, which was $39.11 per share. The value of the options shown in the table is based on the spread between the exercise price of the award and the applicable closing market price. Because the exercise prices of certain stock options held by Messrs. Shean and Haufschild were more than the closing market price of LEXEA shares on December 31, 2018, these options have been excluded from the table below. The value of the RSUs shown in the table is based on the applicable closing market price and the number of unvested RSUs.

The circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout are described below and in the footnotes to the table (other than those described under “—Executive Compensation Arrangements,” which are incorporated by reference herein):

Voluntary Termination

Each of the named executive officers holds equity awards that were issued under the transitional plan, and Mr. Shean holds the 2016 RSU award which was issued under the incentive plan.  Under these plans and the related award agreements, in the event of a voluntary termination of his employment with our company for any reason, each named executive officer would only have a right to the equity grants that vested prior to his termination date. Mr. Shean and Mr. Haufschild are not entitled to any severance payments or other benefits upon a voluntary termination of his respective employment for any reason.

Termination for Cause

All outstanding equity grants constituting options, whether unvested or vested but not yet exercised, and all equity grants constituting unvested RSUs under the existing incentive plans would be forfeited by any named executive officer who is terminated for “cause.”  Unless there is a different definition in the applicable award agreement, both the transitional plan (which governs the awards other than the 2016 RSU award) and the incentive plan define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement.

Termination Without Cause

Pursuant to the award agreement for the 2016 RSU award, Mr. Shean’s 2016 RSU award is subject to partial acceleration upon a termination of his employment without cause.  See “—Executive Compensation Arrangements—Christopher W. Shean” above for additional entitlements.

Subject to the timely delivery of a general release agreement in favor of the company, Mr. Shean’s and Mr. Haufschild’s multi-year awards provide for vesting upon a termination of employment without cause of those options that would have vested during the 12-month period, or nine-month period in Mr. Haufschild’s case, following the termination date if such person had remained an employee, plus a pro rata portion of the remaining unvested options based on the portion of the vesting period elapsed through the termination date.

Mr. Shean and Mr. Haufschild are not entitled to any severance pay or other benefits upon a termination without cause.

Death

In the event of death of any of the named executive officers, the incentive plans and applicable award agreements provide for vesting in full of any outstanding options and the lapse of restrictions on any RSU awards. See “—Executive Compensation Arrangements” above. None of the named executive officers is entitled to any severance pay or other benefits upon a termination due to death.

Disability

If the employment of any of the named executive officers is terminated due to disability, which is defined in the incentive plans or applicable award agreements, such plans or agreements provide for vesting in full of any outstanding options and the lapse of restrictions on any RSU awards. See “—Executive Compensation Arrangements” above. None of the named executive officers is entitled to any severance pay or other benefits upon a termination due to disability.

Change in Control

In case of a change in control, the incentive plans provide for vesting in full of Mr. Shean’s 2016 RSU award and any outstanding options held by the named executive officers.  A change in control is generally defined as:

•                  The acquisition by a non-exempt person (as defined in the incentive plans) of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our company ordinarily having the right to vote in the election of directors, other than pursuant to a transaction approved by our board.

•                  The individuals constituting our board over any two consecutive years in the case of periods following the termination of that certain Amended and Restated Transaction Agreement, dated as of September 22, 2016 (as amended, the Transaction Agreement), among our company, Qurate Retail (formerly named Liberty Interactive Corporation), John C. Malone and Leslie Malone and Barry Diller (the Proxy Arrangement Termination Date) (or any single year in the case of periods prior to the Proxy Arrangement Termination Date) cease to constitute at least a majority of the board, subject to certain exceptions that permit the board to approve new members by approval of at least two-thirds of the remaining directors.

•                  Any merger, consolidation or binding share exchange that causes the persons who were common stockholders of our company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale of substantially all of the assets of the company or the dissolution of the company.

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards of the named executive officers if equivalent awards will be substituted for the existing awards.  For purposes of the tabular presentation below, we have assumed that our named executive officers’ existing unvested equity awards would vest in full in the case of a change in control described in the last bullet.

With respect to Mr. Shean’s 2016 RSU award and any related unpaid dividend equivalents, our compensation committee may not determine to give new or substitute awards to Mr. Shean in lieu of acceleration.  See “—Executive Compensation Arrangements—Christopher W. Shean” above.

Benefits Payable Upon Termination or Change-in-Control

Name	Voluntary Termination ($)		Termination for Cause ($)	Termination Without Cause ($)		Death ($)		Disability ($)		After a Change in Control ($)
Christopher W. Shean
Options	748,029	(1)	—	748,029	(2)	748,029	(3)	748,029	(3)	748,029	(3)
RSUs	—		—	109,938	(2)	109,938	(3)	109,938	(3)	109,938	(3)
Total	748,029		—	857,967		857,967		857,967		857,967
Wade D. Haufschild
Options	123,590	(1)	—	123,590	(2)	123,590	(3)	123,590	(3)	123,590	(3)
Total	123,590		—	123,590		123,590		123,590		123,590

(1)                                 Based on the number of vested options held by Mr. Shean and Mr. Haufschild at December 31, 2018. Certain stock options held by Messrs. Shean and Haufschild have been excluded from this table as the exercise prices of these options were more than the closing market price of LEXEA shares on December 31, 2018. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(2)                                 Based on (i) the number of vested options held by Mr. Shean and Mr. Haufschild at December 31, 2018 and (ii) the number of unvested RSUs held by Mr. Shean at December 31, 2018 that would vest pursuant to the forward-vesting provisions in his award agreements if he were terminated without cause as of December 31, 2018.  Certain stock options held by Messrs. Shean and Haufschild have been excluded from this table as the exercise prices of these options were more than the closing market price of LEXEA shares on December 31, 2018. See the “Outstanding Equity Awards at Fiscal Year-End” table and “—Termination Without Cause” above.

(3)                                 Based on (i) the number of vested options held by Mr. Shean and Mr. Haufschild at December 31, 2018 and (ii) the number of unvested RSUs held by Mr. Shean at December 31, 2018. Certain stock options held by Messrs. Shean and Haufschild have been excluded from this table as the exercise prices of these options were more than the closing market price of LEXEA shares on December 31, 2018. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

Director Compensation

Nonemployee Directors

Director Fees

Each of our directors who is not an employee of, or service provider to, our company is paid an annual fee of $156,000 (which we refer to as the director fee) for 2019 ($153,000 for 2018), of which 50% is payable in cash and the balance is payable in RSUs or options to purchase shares of LEXEA, as elected by the director, which will vest one year from the grant date. See “—Director Equity Grants” below for information on the equity awards granted in 2018 to the nonemployee directors with respect to service on our board in 2019. Fees for service on our audit committee, compensation committee and nominating and corporate governance committee are the same for 2018 and 2019, with each member thereof receiving an additional annual fee of $15,000, $10,000 and $10,000, respectively, for his participation on each such committee, except that the chairman of that committee instead receives an additional annual fee of $25,000, $15,000 and $15,000, respectively, for his participation on that committee. The cash portion of the director fees and the fees for participation on committees are payable quarterly in arrears.

Equity Incentive Plans

As discussed above, awards granted to our nonemployee directors under the incentive plan are currently administered by our full board of directors. Our board has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The incentive plan is designed to provide additional remuneration to our nonemployee directors and independent contractors, among others, and to encourage their investment in our capital stock, thereby increasing their proprietary interest in our business. Our board may grant non-qualified stock options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing under the incentive plan.

As described above, in connection with the Expedia Holdings Split-Off, our board adopted the transitional plan, which governs the terms and conditions of awards issued in the Expedia Holdings Split-Off in connection with adjustments made to awards previously granted by Qurate Retail with respect to its former Liberty Ventures common stock.

In 2018, each of our nonemployee directors was given a choice of receiving his annual equity grant in the form of RSUs or options.

Director Equity Grants

Pursuant to our director compensation policy described above and the incentive plan, on December 13, 2018, Messrs. Brett, Engles and Schoelzel and our former directors, Messrs. Hammond and von Furstenberg, each received a grant of 1,837 RSUs with respect to LEXEA shares. The RSUs will vest on the first anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and, unless our board determines otherwise, will be terminated without vesting if the grantee resigns or is removed from the board before the vesting date. As approved by our board, awards held by our former Series B Directors vested in full on April 15, 2019, which was the Proxy Arrangement Termination Date.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(2)	All other compensation ($)	Total ($)
John C. Malone	—	—	—	—	—
Stephen M. Brett	116,500	76,713	—	—	193,213
Gregg L. Engles	121,500	76,713	—	—	198,213
Robert R. Hammond	76,500	76,713	—	—	153,213
Scott W. Schoelzel	116,500	76,713	—	—	193,213
Alexander von Furstenberg	76,500	76,713	—	—	153,213

(1)                                 John C. Malone, the Chairman of the Board of our company, received no compensation for serving as a director of our company during 2018. Christopher W. Shean, who is a named executive officer, received no compensation for serving as a director of our company during 2018.

(2)                                 As of December 31, 2018, our directors (other than Mr. Shean, whose equity awards are listed in “—Outstanding Equity Awards at Fiscal Year-End” above) held the following equity awards:

	John C. Malone	Stephen M. Brett	Gregg L. Engles	Robert R. Hammond	Scott W. Schoelzel	Alexander von Furstenberg
Options (#)
LEXEA	—	10,834	—	—	—	—
RSUs (#)
LEXEA	—	1,837	1,837	1,837	1,837	1,837

(3)                                 Reflects the grant date fair value of RSUs awarded to Messrs. Brett, Engles, Hammond, Schoelzel and von Furstenberg, which has been computed based on the closing price of LEXEA shares on the grant date in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee during 2018 is or has been an officer or employee of our company or has engaged in any related party transaction in which our company was a participant.

Compensation Committee Report

The compensation committee has reviewed and discussed with our management the “Compensation Discussion and Analysis” above. Based on such review and discussions, the compensation committee recommended to our board that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee

Stephen M. Brett

Gregg L. Engles

Scott W. Schoelzel

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity known by us to own more than five percent of the outstanding shares of any series of our common stock. All of such information is based on publicly available filings.

The security ownership information is given as of February 28, 2019, and, in the case of percentage ownership information, is based upon 54,496,831 LEXEA shares and 2,830,174 LEXEB shares, in each case, outstanding on February 28, 2019. The percentage voting power is presented on an aggregate basis for all series of common stock.

Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after February 28, 2019 are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person.

Name and Address of Beneficial Owner	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
John C. Malone	LEXEA	404,659	(1)	*	32.9
c/o Liberty Expedia Holdings, Inc. 12300 Liberty Boulevard Englewood, CO 80112	LEXEB	2,680,783	(1)	94.7
Gregory B. Maffei	LEXEA	955,635	(2)	1.7	5.9
c/o Liberty Media Corporation 12300 Liberty Boulevard Englewood, CO 80112	LEXEB	415,139	(2)	12.9
The Vanguard Group	LEXEA	4,812,292	(3)	8.8	5.8
100 Vanguard Blvd. Malvern, PA 19355	LEXEB	—	(3)	—
BlackRock, Inc.	LEXEA	3,825,593	(4)	7.0	4.6
55 East 52nd Street New York, NY 10055	LEXEB			—
T. Rowe Price Associates, Inc.	LEXEA	3,473,057	(5)	6.4	4.2
100 E. Pratt Street Baltimore, MD 21202	LEXEB	—		—
Dimensional Fund Advisors LP	LEXEA	2,860,091	(6)	5.3	3.5
Building One 6300 Bee Cave Road Austin, TX 78746	LEXEB			—

* Less than one percent.

(1)                                 Information with respect to shares of our common stock beneficially owned by Mr. Malone, our Chairman of the Board, is also set forth in “—Security Ownership of Management.”

(2)                                 Based on publicly available information, which states that Gregory B. Maffei has sole voting power and sole dispositive power over 955,635 LEXEA shares and 415,139 LEXEB shares. This includes beneficial ownership of 510,292 LEXEA shares and 390,873 LEXEB shares that are issuable upon the exercise of options, which are exercisable as of, or will be exercisable within 60 days of, February 28, 2019.

(3)                                 Based on Amendment No. 2 to Schedule 13G, filed February 12, 2019, by The Vanguard Group (Vanguard), which states that Vanguard has sole dispositive power over 4,753,733 LEXEA shares, shared dispositive power over 58,559 LEXEA shares, sole voting power over 57,728 LEXEA shares and shared voting power over 6,506 LEXEA shares.

(4)                                 Based on Schedule 13G, filed February 8, 2019, by BlackRock, Inc. (BlackRock), which states that BlackRock has sole voting power over 3,698,502 LEXEA shares and sole dispositive power over 3,825,593 LEXEA shares.

(5)                                 Based on Amendment No. 4 to Schedule 13G, filed February 14, 2019, jointly by T. Rowe Price Associates, Inc. (T. Rowe Price Associates) and T. Rowe Price New Horizons Fund, Inc. (T. Rowe Price New Horizons), which states that T. Rowe Price Associates has sole voting power over 705,437 LEXEA shares and sole dispositive power over 3,473,057 LEXEA shares, which includes 1,853,181 LEXEA shares over which T. Rowe Price New Horizons has sole voting power.

(6)                                 Based on Schedule 13G, filed February 8, 2019, by Dimensional Fund Advisors LP (Dimensional), which states that Dimensional has sole voting power over 2,816,559 LEXEA shares and sole dispositive power over 2,860,091 LEXEA shares. Dimensional disclaims beneficial ownership over such shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and executive officers as a group of shares of (1) each series of our common stock (LEXEA and LEXEB) and (2) the common stock, par value $0.0001 per share (EXPE), of Expedia, which was our consolidated subsidiary as of February 28, 2019. None of our directors or named executive officers own shares of Expedia’s Class B common stock, $0.0001 par value per share (Expedia class B common stock, and together with EXPE, the Expedia Common Shares). The security ownership information with respect to our common stock is given as of February 28, 2019 and, in the case of percentage ownership information, is based upon 54,496,831 LEXEA shares and 2,830,174 LEXEB shares, in each case, outstanding on that date. The security ownership information with respect to Expedia is given as of February 28, 2019, and, in the case of percentage ownership information, is based on 134,390,305 EXPE shares and 12,799,999 shares of Expedia class B common stock, in each case, outstanding on January 25, 2019. The percentage voting power is presented in the table below on an aggregate basis for all series of common stock.

Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after February 28, 2019 are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of LEXEB, though convertible on a one-for-one basis into shares of LEXEA, are reported as beneficial ownership of LEXEB only, and not as beneficial ownership of LEXEA. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
John C. Malone	LEXEA	405	(1)(2)(3)	*	32.9
Chairman of the Board	LEXEB	2,681	(1)(2)(4)	94.7
	EXPE	—		—	—
Christopher W. Shean	LEXEA	82	(5)	*	*
President, Chief Executive Officer and Director	LEXEB	—		—
	EXPE	4		*	*
Stephen M. Brett	LEXEA	11	(5)	*	*
Director	LEXEB	—		—
	EXPE	—		—	—
Gregg L. Engles	LEXEA	3		*	*
Director	LEXEB	—		—
	EXPE	—		—	—
Scott W. Schoelzel	LEXEA	3		*	*
Director	LEXEB	—		—
	EXPE	—		—	—
Richard N. Baer	LEXEA	—		—	—
Chief Legal Officer	LEXEB	—		—
	EXPE	—		—	—
Wade D. Haufschild	LEXEA	11	(5)	*	*
Chief Financial Officer	LEXEB	—		—
	EXPE	—		—	—

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Albert E. Rosenthaler	LEXEA	18		*	*
Chief Corporate Development Officer	LEXEB	—		—
	EXPE	—		—	—
All directors and executive officers as a group (8 persons)	LEXEA	534	(1)(2)(3)(5)	1.0	33.0	(1)
	LEXEB	2,681	(1)(2)(4)	94.7
	EXPE	4		*	*

*                 Less than one percent.

(1)                                 Pursuant to that certain Proxy and Voting Agreement, dated as of November 4, 2016 (the Malone Proxy), by and among Mr. Malone and Leslie Malone (together, the Malone Group) and Barry Diller (Diller), Chairman and Senior Executive of IAC/InterActive Corp and Chairman and Senior Executive of Expedia, Mr. Malone and his wife had granted Diller an irrevocable proxy over the shares of our common stock beneficially owned by the Malone Group, subject to certain exceptions, until the Proxy Arrangement Termination Date, which occurred as of 11:25 p.m., New York City time, on April 15, 2019. Because the Proxy Arrangement Termination Date has occurred, and the Malone Proxy is no longer in effect as of that date, the Malone Group no longer shares with Diller any voting power or dispositive power with respect to the 404,659 LEXEA shares and 2,636,328 LEXEB shares that were the subject of the Malone Proxy. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship Among Our Company, the Malone Group, Diller and Expedia—Proxy Arrangements—Malone Proxy.” In connection with the transactions contemplated by the Merger Agreement (as defined below) and following the termination of the Malone Proxy, on April 15, 2019, the Malone Group entered into a voting agreement (the Voting Agreement) with Expedia, which contains provisions relating to the voting and disposition of shares of LEXEA and LEXEB held by the Malone Group. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship Among Our Company, the Malone Group, Diller and Expedia—Other Agreements entered into in Connection with the Combination—Voting Agreement regarding Liberty Expedia Common Stock.”

(2)                                 Includes 52,828 LEXEA shares and 82,565 LEXEB shares held by Mr. Malone’s wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(3)                                 Includes (i) 273,431 shares of LEXEA pledged to Fidelity Brokerage Services, LLC (Fidelity) in connection with a margin loan facility extended by Fidelity and (ii) 131,228 shares of LEXEA pledged to Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch) in connection with certain margin loan facilities extended by Merrill Lynch.

(4)                                 Includes 44,455 shares of LEXEB held by two trusts which are managed by an independent trustee, of which the beneficiaries are Mr. Malone’s adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts and has disclaimed beneficial ownership of the shares held by the trusts.

(5)                                 Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options exercisable within 60 days after February 28, 2019.

LEXEA
Wade D. Haufschild	9,690
Christopher W. Shean	48,768
Stephen M. Brett	10,834
Total	69,292

Changes in Control

On April 15, 2019, Liberty Expedia entered into an Agreement and Plan of Merger (the Merger Agreement), by and among Liberty Expedia, Expedia, LEMS I LLC, a Delaware limited liability company and a wholly owned subsidiary of Expedia (Merger LLC), and LEMS II Inc., a Delaware corporation and a wholly owned subsidiary of Expedia (Merger Sub). The Merger Agreement provides for, among other things and subject to the satisfaction or waiver of certain specified conditions set forth therein, (i) the merger of Merger Sub with and into Liberty Expedia (the Merger), with Liberty Expedia surviving the Merger as a wholly owned subsidiary of Merger LLC, and (ii) immediately following the Merger, the merger of Liberty Expedia (as the surviving corporation in the Merger) with and into Merger LLC (the Upstream Merger, and together with the Merger, the Combination), with Merger LLC surviving the Upstream Merger as a wholly owned subsidiary of Expedia.  For additional information regarding the material terms of the Merger Agreement and other information regarding the Combination, see our Current Report on Form 8-K filed with the SEC on April 16, 2019.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan, as amended			3,658,045	(1)
LEXEA	10,834	$42.88
LEXEB	—	—
Equity compensation plans not approved by security holders:
Liberty Expedia Holdings, Inc. Transitional Stock Adjustment Plan, as amended(2)			—	(2)
LEXEA	946,255	$26.09
LEXEB	658,620	$38.48
Total
LEXEA	957,089
LEXEB	658,620
			3,658,045

(1)                                 The Liberty Expedia Holdings, Inc. 2016 Omnibus Incentive Plan, as amended, permits grants of, or with respect to, shares of any series of our common stock, subject to a single aggregate limit.

(2)                                 The transitional plan was previously approved by our board and our former parent company, Qurate Retail, as sole stockholder, in connection with the Expedia Holdings Split-Off. The transitional plan governs the terms and conditions of awards with respect to our company’s common stock that were granted in connection with adjustments made to awards granted by Qurate Retail with respect to its former Liberty Ventures common stock. As a result, no further grants are permitted under this plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Relationship Among Our Company, the Malone Group, Diller and Expedia

Prior to the completion of the Expedia Holdings Split-Off, the relationship among Diller, Qurate Retail and Expedia, Inc. (subsequently renamed Expedia Group, Inc.) was governed by two agreements which were entered into in connection with the spin-off of TripAdvisor, Inc. from Expedia, Inc. in December 2011 and which were assigned to our company in connection with the Expedia Holdings Split-Off: an Amended and Restated Governance Agreement, dated as of December 20, 2011, among Expedia, Inc., Qurate Retail and Diller (the Governance Agreement) and an Amended and Restated Stockholders Agreement, dated as of December 20, 2011, between Diller and Qurate Retail (the Stockholders Agreement).

Simultaneously with Liberty Expedia’s entry into the Merger Agreement, Liberty Expedia entered into certain agreements, including:

•                  a Governance Agreement Termination Agreement, by and among Diller, Liberty Expedia, Expedia and certain wholly owned subsidiaries of Liberty Expedia, pursuant to which the Assigned Governance Agreement (as defined below) will terminate at the closing of the Combination; and

•                  a Stockholders Agreement Termination Agreement, by and among Diller, Liberty Expedia and certain wholly owned subsidiaries of Liberty Expedia, pursuant to which the Assigned Stockholders Agreement (as defined below) (including the Diller Proxy (as defined below)) will terminate at the closing of the Combination.

The foregoing summaries of the Governance Agreement Termination Agreement and the Stockholders Agreement Termination Agreement do not purport to be complete and are qualified in their entirety by reference to the Governance Agreement Termination Agreement and the Stockholders Agreement Termination Agreement, which are incorporated by reference herein.  The Governance Agreement Termination Agreement and the Stockholders Agreement Termination Agreement are filed as Exhibits 10.5 and 10.4, respectively, to our Current Report on Form 8-K filed with the SEC on April 16, 2019 (the Liberty Expedia 2019 Form 8-K).

The Governance Agreement, As Assigned

Assignment

In connection with the Expedia Holdings Split-Off, on November 4, 2016, we entered into an Assignment and Assumption of Governance Agreement (the Governance Agreement Assignment) with Qurate Retail, Diller and Expedia, Inc. to effect the assignment by Qurate Retail and assumption by us of Qurate Retail’s rights, benefits and obligations under the Governance Agreement. Effective immediately prior to the Expedia Holdings Split-Off, we were substituted for Qurate Retail for all purposes under the Governance Agreement. We refer to the Governance Agreement, as it was amended by the Governance Agreement Assignment, as the Assigned Governance Agreement. As described above in “—Relationships Among Our Company, the Malone Group, Diller and Expedia,” effective at (and subject to) the completion of the Combination, the Assigned Governance Agreement will terminate and be of no further effect.

Representation of Our Company on the Expedia Board of Directors

Under the terms of the Assigned Governance Agreement:

•                  We have the right to nominate up to such number of Expedia directors as is equal to 20% of the total number of Expedia directors (rounded up to the next whole number if the total number of directors is not an even multiple of 5) so long as we beneficially own at least 16,825,982 equity securities of Expedia (i.e., so long as our ownership percentage is at least equal to 15% of the total equity securities of Expedia);

•                  We have the right to nominate one director of Expedia so long as we beneficially own at least 11,217,321 equity securities of Expedia (i.e., so long as we own at least 5% of the total equity securities of Expedia); and

•                  Expedia will use its reasonable best efforts to cause one of our designees to be a member of a committee of the board of directors of Expedia and, to the extent the person designated by our company would qualify as a member of the compensation committee of the board of directors of Expedia under applicable tax and securities laws and regulations, Expedia will seek to have that person appointed to the compensation committee of Expedia.

Qurate Retail’s nominees serving on Expedia’s board of directors at the time of the Expedia Holdings Split-Off continued to serve on Expedia’s board of directors as our initial nominees after the Expedia Holdings Split-Off and will serve until their respective successors are duly elected or appointed and qualified, or until their earlier death, resignation, or removal. Pursuant to the terms of the Assigned Governance Agreement, Expedia will cause each director that we nominate (each a Splitco director) to be included in the slate of nominees recommended by the board of directors of Expedia to the stockholders of Expedia for election as directors at each annual meeting of the stockholders of Expedia and will use all reasonable efforts to cause the election of each such director including soliciting proxies in favor of the election of such persons. We have the right to designate a replacement director to the board of directors of Expedia in order to fill any vacancy of a director previously designated by our company. We would have the right to transfer this ability to nominate candidates to the board of directors of Expedia, subject to the same ownership requirements as our current nomination rights, to our transferee in a Block Sale (as defined below), provided that the transferee’s nominees are independent directors and are approved by Expedia’s nominating committee (or equivalent committee of the board of directors of Expedia). In addition, as described below under “—The Stockholders Agreement, As Assigned—Distribution Transactions,” the spun-off or split-off company in a Distribution Transaction (as defined in “—The Stockholders Agreement, As Assigned—Distribution Transactions”) will succeed to our rights under the Assigned Governance Agreement, including our right to nominate directors.

Contingent Matters

The Assigned Governance Agreement lists certain actions (which are referred to as Contingent Matters) that require the prior consent of our company and Diller before Expedia can take any such action. For so long as:

•                  in the case of our company, we own at least 14,956,428 equity securities and at least 5% of the total equity securities of Expedia (the Splitco Condition); and

•                  in the case of Diller, he owns at least 2,500,000 shares of EXPE and Expedia Class B common stock, $0.0001 par value per share (Expedia class B common stock, and together with EXPE, the Expedia Common Shares) (including options to purchase Expedia Common Shares, whether or not then exercisable), continues to serve as chairman of Expedia and has not become disabled (the Diller Condition, and together with the Splitco Condition, the Consent Conditions),

Expedia has agreed that, without the prior approval of our company and/or Diller (whichever (or both) satisfy certain ownership requirements), it will not engage in any transaction that would result in, or have the reasonable likelihood of resulting in, we or Diller having to divest any part of our or his interest, as the case may be, in Expedia or any other material assets, or that would render any such ownership illegal or would subject Diller or our company to any fines, penalties or material additional restrictions or limitations.

In addition, for so long as the Consent Conditions apply, if Expedia (or any of its subsidiaries) incurs any indebtedness (other than a customary refinancing not to exceed the principal amount of the existing obligation being refinanced) after which Expedia’s total debt ratio (as defined in the Assigned Governance Agreement) equals or exceeds 8:1, then for so long as the total debt ratio continues to equal or exceed 8:1, Expedia may not take any of the following actions without the prior approval of our company and/or Diller:

•                  acquire or dispose of any assets, issue any debt or equity securities, repurchase any debt or equity securities, or incur indebtedness, if the aggregate value of such transaction or transactions (alone or in combination) during any six month period equals 10% or more of Expedia’s market capitalization;

•                  voluntarily commence any liquidation, dissolution or winding up of Expedia or any material subsidiary of Expedia;

•                  make any material amendments to the certificate of incorporation or bylaws of Expedia;

•                  engage in any line of business other than online and offline travel services and products and related businesses, or other businesses engaged in by Expedia as of the date of determination of the total debt ratio;

•                  adopt any stockholder rights plan that would adversely affect our company or Diller, as applicable; or

•                  grant additional consent rights to a stockholder of Expedia.

Preemptive Rights

In the event that Expedia issues or proposes to issue any shares of EXPE or Expedia class B common stock (with certain limited exceptions) including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities, we will have preemptive rights that entitle our company to purchase a number of Expedia Common Shares so that we will maintain the identical ownership interest in Expedia (subject to certain adjustments) that we had immediately prior to such issuance or proposed issuance (but not in excess of (20.01%)). Any purchase by our company will be allocated between EXPE and Expedia class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that we opt to acquire shares of EXPE in lieu of shares of Expedia class B common stock.

Registration Rights

We and Diller are entitled to customary, transferrable registration rights with respect to shares of EXPE owned by us or Diller. We are entitled to four demand registration rights and Diller is entitled to three demand registration rights. Expedia will pay the costs associated with such registrations (other than underwriting discounts, fees and commissions). Expedia will not be required to register shares of EXPE if a stockholder could sell the shares in the quantities proposed to be sold at such time in one transaction under Rule 144 of the Securities Act of 1933, as amended (the Securities Act), or under another comparable exemption from registration.

In connection with a transfer of Expedia securities to an unaffiliated third party, our company or Diller may assign any of our or his then-remaining demand registration rights to the third party transferee, if upon the transfer the transferee acquires beneficial ownership of more than 5% of the then outstanding equity securities of Expedia. If upon the transfer the transferee acquires beneficial ownership of equity securities of Expedia representing less than 5% of the then outstanding equity securities, but having at least $250 million in then-current market value, we or Diller may assign one of our or his remaining demand registration rights, which the transferee may exercise only in connection with an offering of shares of EXPE with a market value of at least $100 million.

Inapplicability of Anti-Takeover Provisions to Distribution Transaction or Block Sale

Pursuant to the Assigned Governance Agreement, Expedia will not, in the case of a Distribution Transaction, implement any anti-takeover provision (including any shareholder rights plan) or, in the case of a Block Sale (as defined in “—The Stockholders Agreement, As Assigned—Block Sales”), Expedia will render inapplicable any such anti-takeover provision:

•                  the purpose or reasonably evident effect of which is to restrict or limit our ability to engage in a Distribution Transaction or a Block Sale; or

•                  the purpose or reasonably evident effect of which is to impose a material economic detriment on the company to which Expedia equity securities are transferred in connection with a qualifying Distribution Transaction (and whose shares are distributed to the public stockholders of our company) or that would impose a material economic detriment on the transferee in a Block Sale.

In addition, the Expedia board of directors will approve the transfer of Expedia Common Shares in a Distribution Transaction or Block Sale (up to a 30% ownership level in the case of a Block Sale) for purposes of Section 203 of the Delaware General Corporation Law (the DGCL), which imposes restrictions on certain transactions with “interested stockholders” under the DGCL. In the case of a Block Sale, however, such approval for purposes of Section 203 of the DGCL will be subject to the imposition of contractual restrictions on the Block Sale transferee analogous to the provisions of Section 203 of the DGCL (as described below).

Restrictions on Block Sale Transferee

For three years following a Block Sale by our company, the transferee will be subject to, among other things, the following restrictions with regard to Expedia, unless the restrictions terminate early in the following circumstances:

•                  an ownership cap set at 30% of the total equity securities of Expedia (which would apply to any “group” which the transferee or its affiliates is a member), subject to adjustment under certain circumstances;

•                  specified “standstill” restrictions limiting the transferee’s ability, at such time as any directors nominated by the transferee are serving on the Expedia board of directors, to, among other things, engage in proxy contests, propose transactions involving the company, form a “group” (as defined in the Exchange Act) or influence the management of Expedia. These restrictions, other than the prohibition on proxy contests, would terminate if the transferee relinquishes all rights to nominate directors under the Assigned Governance Agreement; and

•                  contractual provisions analogous to the provisions of Section 203 of the DGCL that would prohibit the transferee from engaging in specified “business combination” transactions with Expedia without the prior approval of Expedia, acting through a committee of independent directors.

The contractual provisions mirroring Section 203 of the DGCL would not apply to the transferee if upon the Block Sale it would not be an “interested stockholder” (as defined in Section 203 of the DGCL) of Expedia. However, if these contractual provisions become applicable at the time of the Block Sale, they will continue in effect for the term of the standstill restrictions even if the transferee would subsequently cease to be an “interested stockholder” (as defined in Section 203 of the DGCL) of Expedia. The standstill restrictions and 30% ownership cap, as well as the termination provisions, would apply to subsequent transferees of all or substantially all of the shares transferred in a prior Block Sale, but in any event would not extend past the third anniversary of the original Block Sale. The statutory provisions of Section 203 of the DGCL would apply with respect to unaffiliated subsequent transferees of the shares transferred in a prior Block Sale to the extent applicable.

Prior to the expiration of the three-year term, the standstill restrictions, including the cap on ownership described above, would terminate at the earlier of (i) Diller and his affiliates “actually owning” securities representing more than 50% of the total voting power of Expedia or (ii) the Block Sale transferee and its affiliates beneficially owning (as defined in the Assigned Governance Agreement) securities representing less than 12% of the total voting power of Expedia and Diller beneficially owning (as defined in the Assigned Governance Agreement) securities representing more than 40% of the total voting power of Expedia. For this purpose, securities “actually owned” by Diller and his affiliates will include all securities of Expedia held by Diller and his “affiliates,” plus those shares of Expedia class B common stock for which Diller and his “affiliates” have a right to “swap” shares of EXPE (as discussed below) but for which the swap right has not been exercised, minus the securities Diller and his “affiliates” currently hold but would need to exchange for the Expedia class B common stock in such swap right.

The above restrictions may be waived at any time by Expedia, acting through a committee of independent directors.

Other Block Sale Provisions

If Diller does not acquire from our company all shares of Expedia class B common stock proposed to be transferred in a Block Sale or in a transfer of all of the Expedia Common Shares owned by our company through the exercise of his “swap” right or right of first refusal under the Assigned Stockholders Agreement (as defined below) (resulting in such Expedia class B common stock beneficially owned by our company being converted into, or exchanged for, shares of EXPE before the Block Sale), for a period of two years after the Block Sale, Diller will have the right from time to time to acquire from Expedia an equal number of shares of Expedia class B common stock held in treasury, either by purchase at fair market value, through an exchange of an equivalent number of shares of EXPE, or a combination of the foregoing. Diller may exercise this right either alone or in conjunction with one or more third parties so long as Diller retains voting control over the Expedia class B common stock acquired. Prior to the expiration of the two-year period following a Block Sale, Diller’s right to acquire Expedia class B common stock from Expedia will be suspended immediately upon the entry by Expedia into a merger agreement providing for a merger that constitutes a change of control of Expedia, and will terminate irrevocably upon the consummation of an exchange or tender offer for securities representing a majority of the total voting power of Expedia or a merger that constitutes a change of control of Expedia.

Certain Waivers

During the term of the Assigned Stockholders Agreement, without Expedia’s consent (to be exercised by a committee of independent directors), Diller will not waive our obligation under the Assigned Stockholders Agreement to convert or exchange shares of Expedia class B common stock to shares of EXPE in specified circumstances. This consent right is not applicable if Diller no longer has any rights under the Assigned Stockholders Agreement. In certain circumstances this consent right will survive a mutual termination of the Assigned Stockholders Agreement for a period of up to one year.

Termination

Generally, the Assigned Governance Agreement will terminate:

•                  with respect to our company, at such time that we beneficially own equity securities representing less than 5% of the total equity securities of Expedia; and

•                  with respect to Diller, at such time as Diller ceases to be the chairman of Expedia or becomes disabled.

With respect to the provisions governing Contingent Matters, such provisions will terminate as to Diller and our company as set forth under “—Contingent Matters” above.

The foregoing summary of the Assigned Governance Agreement does not purport to be complete and is qualified in its entirety by reference to the Governance Agreement and Governance Agreement Assignment, which are incorporated by reference herein.  The Governance Agreement is filed as Exhibit 10.1 to Expedia, Inc.’s Current Report on Form 8-K filed with the SEC on December 27, 2011.  The Governance Agreement Assignment is filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on November 7, 2016 (the Liberty Expedia 2016 Form 8-K).

The Stockholders Agreement, As Assigned

Assignment

In connection with the Expedia Holdings Split-Off, on November 4, 2016, we entered into an Assignment and Assumption of Stockholders Agreement (the Stockholders Agreement Assignment) with Qurate Retail and Diller to effect the assignment by Qurate Retail and assumption by us of Qurate Retail’s rights, benefits and obligations under the Stockholders Agreement. Effective immediately prior to the Expedia Holdings Split-Off, and subject to the Expedia Holdings Split-Off, we were substituted for Qurate Retail for all purposes under the Stockholders Agreement. We refer to the Stockholders Agreement, as it was amended by the Stockholders Agreement Assignment, as the Assigned Stockholders Agreement. As described above in “—Relationships Among Our Company, the Malone Group, Diller and Expedia,” effective at (and subject to) the completion of the Combination, the Assigned Stockholders Agreement will terminate and be of no further effect.

General

Diller holds the Diller Proxy with respect to all securities of Expedia beneficially owned by our company on all matters submitted to a stockholder vote or by which the stockholders may act by written consent, except for Contingent Matters with respect to which we have not consented, so long as Diller continues to own at least 2,500,000 shares of EXPE (including options). The Diller Proxy will generally remain in effect until the earlier of (i) Diller no longer serving as chairman of Expedia and (ii) Diller becoming disabled. Under certain limited circumstances, including a breach by Diller of certain provisions of the Assigned Stockholders Agreement, the Diller Proxy may terminate sooner. In addition, the Assigned Stockholders Agreement provides for the suspension of the Diller Proxy if Diller cannot vote due to mental or physical disability.

We and Diller will vote against any Contingent Matter with respect to Expedia if either Diller or our company does not approve the Contingent Matter (so long as either such party continues to have veto rights with respect to the Contingent Matter under the Assigned Governance Agreement). Diller will also vote all securities of Expedia over which he has voting control in favor of our designees to the board of directors of Expedia, and, subject to Diller’s election as a director of Expedia, we will use our reasonable best efforts to cause Diller to be elected and continue to serve as chairman of the board of directors of Expedia.

In connection with the Expedia Holdings Split-Off, Diller assigned the Diller Proxy to our company, as further described below in “—Proxy Arrangements—Diller Assignment.”

Restrictions on Transfers

Until the later of (i) the date Diller no longer serves as chairman of Expedia and (ii) the date Diller no longer holds the Diller Proxy (or upon Diller becoming disabled, if that occurs first), and subject to the other provisions of the Assigned Stockholders Agreement, neither we nor Diller can transfer shares of EXPE or Expedia class B common stock, other than:

•                  transfers by Diller to pay taxes relating to the granting, vesting and/or exercise of stock options to purchase shares of EXPE;

•                  transfers to each party’s respective affiliates;

•                  transfers of EXPE pursuant to certain hedging transactions effected by our company and meeting certain requirements;

•                  pledges relating to financings, subject to certain conditions, and any related transfer of shares of EXPE in connection with the enforcement of such pledge; and

•                  transfers of options or shares of EXPE in connection with “cashless exercises” of Diller’s options to purchase shares of EXPE.

The restrictions on transfer are subject to a number of exceptions (which exceptions, in the case of a transfer of shares of Expedia class B common stock, are generally subject to the right of first refusal described below):

•                  either of our company or Diller may transfer shares of EXPE or Expedia class B common stock to an unaffiliated third party, subject, in the case of shares of Expedia class B common stock, to the tag-along rights described below and Expedia’s consent in the event of a waiver of our obligation to convert or exchange shares of Expedia class B common stock to shares of EXPE in certain circumstances as described above under “—The Governance Agreement, As Assigned—Certain Waivers”;

•                  either of our company or Diller may transfer shares of EXPE so long as the transfer complies with the requirements of Rule 144 or Rule 145 under the Securities Act; and

•                  we may engage in a Distribution Transaction or Block Sale (as described below).

Tag-Along Rights and Right of First Refusal

Each of Diller and our company has a right to “tag-along” (i.e. participate on a pro rata basis) on sales by the other of shares of Expedia class B common stock to any unaffiliated third party with limited exceptions. Diller does not have a tag-along right in connection with a Distribution Transaction by our company.

Each of Diller and our company has a right of first refusal in the case of a proposed transfer by the other of shares of Expedia class B common stock to an unaffiliated third party, subject to specified exceptions, including transfers by our company pursuant to a Distribution Transaction.

Transfers of Shares of Expedia Class B Common Stock

If either our company or Diller proposes to transfer shares of Expedia class B common stock, the other will have the right to swap any shares of EXPE we own or he owns for such shares of Expedia class B common stock proposed to be transferred (subject to the right of first refusal described above). To the extent that, after application of the swap right described in the prior sentence, there remain shares of Expedia class B common stock that the selling stockholder would otherwise transfer to an unaffiliated third party, such shares must first be converted or exchanged into shares of EXPE.

As described above under “—The Governance Agreement, As Assigned—Certain Waivers,” any waiver by Diller of our obligation in the Assigned Stockholders Agreement to convert shares of Expedia class B common stock to shares of EXPE before transfer to an unaffiliated third party will be subject to the consent of Expedia, exercisable through a committee of independent directors. This consent right is not applicable if Diller no longer has any rights under the Assigned Stockholders Agreement. The consent right will survive a mutual termination of the Assigned Stockholders Agreement for one year unless Diller’s rights are terminated under the circumstances described below in “—Termination.”

This transfer restriction does not apply to, among other specified transfers, transfers among the parties and their affiliates, certain mergers and transfers by our company in a Distribution Transaction.

Distribution Transactions

We are permitted to spin-off or split-off to our public stockholders all, but not less than all, of our equity ownership in Expedia in a transaction meeting specified requirements (a Distribution Transaction) without first complying with the transfer restrictions described above, including Diller’s tag-along right, right of first refusal, swap right and conversion requirement, and without being subject to the application of certain anti-takeover provisions, as described above under “—The Governance Agreement, As Assigned—Inapplicability of Anti-takeover Provisions to Distribution Transaction or Block Sale.” The spun-off or split-off company will be required to assume all of our obligations (including the Diller Proxy) and will succeed to our rights under the Assigned Governance Agreement and Assigned Stockholders Agreement (including our right to nominate directors).

Block Sales

For so long as our equity ownership in Expedia does not exceed 30% of the total equity securities of Expedia and Diller continues to hold a proxy over our shares in Expedia, we may sell all, but not less than all, of such equity interest in Expedia to an unaffiliated third party (a Block Sale), without being subject to the application of certain anti-takeover provisions, as described above under “—The Governance Agreement, As Assigned—Inapplicability of Anti-Takeover Provisions to Distribution Transaction or Block Sale,” subject to prior compliance with Diller’s tag-along right, right of first refusal and swap right, as well as the requirement that we convert shares of Expedia class B common stock to shares of EXPE or exchange them for shares of EXPE with Expedia before the Block Sale.

Prior to any Block Sale, we will be required to exchange and/or convert any shares of Expedia class B common stock proposed to be transferred in such Block Sale, to the extent Diller does not acquire such shares pursuant to exercise of his right of first refusal or swap right, for newly-issued shares of EXPE (subject to application of relevant securities laws).

Termination

Diller’s and our rights and obligations under the Assigned Stockholders Agreement generally terminate at such time as, in the case of Diller, he no longer beneficially owns at least 1,000,000 shares of EXPE. Our tag-along rights and obligations terminate at such time as we cease to beneficially own at least 5% of the outstanding shares of EXPE.

In addition, Diller’s rights under the Assigned Stockholders Agreement will terminate upon the later of (i) the date Diller ceases to serve as chairman of Expedia or becomes disabled and (ii) the date Diller no longer holds a proxy to vote the Expedia Common Shares owned by our company.

The foregoing summary of the Assigned Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to the Stockholders Agreement and Stockholders Agreement Assignment, which are incorporated by reference herein.  The Stockholders Agreement is filed as Exhibit 10.11 to Expedia Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 10, 2012.  The Stockholders Agreement Assignment is filed as Exhibit 10.7 to the Liberty Expedia 2016 Form 8-K.

Proxy Arrangements

We and Qurate Retail entered into the Transaction Agreement with the Malone Group and Diller. During the period between the Expedia Holdings Split-Off and the Proxy Arrangement Termination Date (as defined below), the Transaction Agreement facilitated certain proxy arrangements (the proxy arrangements) described below. Pursuant to an irrevocable proxy (the Diller Proxy) granted to Diller by Qurate Retail pursuant to the Stockholders Agreement (which agreement was assigned to our company and amended in connection with the Expedia Holdings Split-Off), Diller generally controls the vote of the Expedia Common Shares beneficially owned by our company. In connection with the completion of the Expedia Holdings Split-Off, Diller assigned the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split- Off, or May 4, 2018, which date had been extended for an additional one-year period to May 4, 2019 pursuant to a letter agreement, dated March 6, 2018, by and among our company, Qurate Retail, the Malone Group and Diller (the Letter Agreement). The Diller Proxy is subject to earlier termination in circumstances described below. As a result, for so long as such assignment was in effect, Diller did not have the right to vote the Expedia Common Shares beneficially owned by our company. However, by virtue of (i) certain governance rights with respect to our company as set forth in our restated certificate of incorporation (our restated charter) and bylaws, (ii) an amendment to the Stockholders Agreement entered into at the time of the Expedia Holdings Split-Off, (iii) provisions of the Transaction Agreement and (iv) the Malone Proxy, prior to the Proxy Arrangement Termination Date, Diller was able to elect the two directors designated as Series B Directors of our company (Series B Directors), who determined how we would exercise certain rights and vote the Expedia Common Shares beneficially owned by our company, and which we have the power to vote, in the election of Expedia directors, though Mr. Malone retained the ability to remove the Series B Directors.

On April 15, 2019, prior to our entry into the Merger Agreement, Diller, Liberty Expedia, Qurate Retail and the Malone Group entered into Amendment No. 2 to Amended and Restated Transaction Agreement

(Amendment No. 2 to Transaction Agreement), which amends the Transaction Agreement, providing for the immediate termination of the Transaction Agreement, which automatically resulted in the termination of the proxy arrangements at 11:25 p.m., New York City time, on April 15, 2019 (such date and time, the Proxy Arrangement Termination Date).  As a result of the termination of the proxy arrangements, each of the Diller Assignment (as defined below) and the Malone Proxy was terminated at such time, and, pursuant to the Diller Proxy, Diller is entitled to vote all Expedia Common Shares beneficially owned by Liberty Expedia.

Transaction Agreement

Prior to the Proxy Arrangement Termination Date, the Transaction Agreement facilitated the proxy arrangements whereby, (i) Diller had irrevocably assigned to our company (the Diller Assignment) the Diller Proxy to vote all Expedia Common Shares beneficially owned by our company, and (ii) the Malone Group had granted Diller an irrevocable proxy to vote all shares of LEXEA and LEXEB beneficially owned by the Malone Group upon completion of the Expedia Holdings Split-Off or thereafter, in each case, subject to certain limitations.

We had amended and restated our certificate of incorporation and bylaws to be substantially in the forms attached to the Transaction Agreement, and the applicable parties to the Transaction Agreement had entered into the Governance Agreement Assignment and the Stockholders Agreement Assignment, in each case assigning the rights, benefits and obligations of such agreement from Qurate Retail to our company, the Stockholders Agreement Amendment (as defined below), the Diller Assignment, the Malone Proxy and certain other documents in connection with the Expedia Holdings Split-Off (collectively with the Transaction Agreement, the Proxy Arrangement Documents). During the period the proxy arrangements were in effect, our restated charter provided, among other things, that any action by our company to transfer the shares of Expedia class B common stock beneficially owned by us will require the approval of our stockholders holding in excess of 70% of the voting power of our company.

Pursuant to the Proxy Arrangement Documents, immediately following the completion of the Expedia Holdings Split-Off, our board consisted of seven members, with five individuals designated by Qurate Retail to serve as Common Stock Directors and two individuals designated by Diller to serve as Series B Directors. Three of the Common Stock Directors and one Series B Director were required to be “independent” as to our company pursuant to Nasdaq rules and regulations. Prior to the Proxy Arrangement Termination Date, our board caused each proposed Common Stock Director and each proposed Series B Director designated in accordance with our bylaws to be nominated for election and included in the slate of nominees recommended by our board (or a committee of our board) for election at the applicable meeting of stockholders of our company.  Effective upon the Proxy Arrangement Termination Date, the terms of office of the Series B Directors automatically expired, the number of directors serving on our board was reduced to five directors and our board was classified into three classes consisting of a number of directors equal to one-third of the then-authorized number of directors of our board.

The Transaction Agreement also provided that Qurate Retail and we would indemnify each of Diller and the Malone Group (the Indemnified Parties) from any losses incurred in connection with, arising out of or resulting from, whether prior to or after the completion of the Expedia Holdings Split-Off, any actions relating to the matters contemplated by the Malone Proxy, Diller Assignment, Transaction Agreement, the Stockholders Agreement Amendment and certain provisions of our restated charter and bylaws (collectively, the Subject Instruments), or the exercise by any Indemnified Party of its rights under the Subject Instruments (the Indemnification Obligations).

The Transaction Agreement further provides that Qurate Retail and we would reimburse each of Diller and the Malone Group for their respective reasonable, documented costs, fees and expenses incurred in connection with the execution and delivery of the Subject Instruments, subject to certain expense caps. All costs and expenses incurred in connection with the documents related to the proxy arrangements not covered by the indemnification and expense reimbursement provisions would be paid by the party incurring such cost or expense (the expense reimbursement).

Prior to Amendment No. 2 to Transaction Agreement, the Transaction Agreement and the proxy arrangements would have terminated upon the first to occur of:

i.                  May 4, 2019;

ii.               upon the termination of the Diller Proxy upon Diller’s death or disability or his ceasing to be chairman of Expedia (or any successor by merger, consolidation or other business combination), subject to certain exceptions;

iii.            following the first anniversary of the completion of the Expedia Holdings Split-Off, the close of business on the tenth day following written notice from Diller to terminate the Diller Assignment or from Malone, on behalf of the Malone Group, to terminate the Malone Proxy, in each case, for any reason;

iv.           a finding that any of the Subject Instruments is invalid or unenforceable in any respect (other than a de minimis respect) or preliminarily or permanently enjoining the exercise of the parties’ respective rights under any Subject Instrument, subject to certain exceptions;

v.              delivery of written notice from Diller to terminate the Diller Assignment or the Malone Group to terminate the Malone Proxy (or, in limited circumstances, without the requirement for any such notice) upon our entry into a definitive agreement with respect to certain business combinations with a third party (including Expedia or Qurate Retail), in which case the termination will occur immediately prior to the consummation of such business combination;

vi.           commencement by an independent party of certain exchange or tender offers with respect to our common stock, unless within ten business days following the commencement of such exchange or tender offer, we have taken action reasonably sufficient to deter such independent party from consummating the exchange or tender offer, in which case the termination will not be deemed to have occurred until immediately prior to the consummation of such exchange or tender offer;

vii.        delivery of a termination notice by a non-breaching party following certain breaches by Diller, on the one hand, or our company, Qurate Retail or the Malone Group, on the other hand, of their respective representations, warranties or covenants contained in any related agreement to which he or it is a party, which breach remains uncured for five business days following the delivery of notice of such breach;

viii.     either our company registering or becoming required to register under the Investment Company Act of 1940, as amended (the 40 Act), or the occurrence of changes in our assets or capital structure, or changes in applicable law or interpretations of the 40 Act, such that assuming the termination of the Diller Assignment, we would not be required to register as an investment company pursuant to the 40 Act (without giving effect to any cure or grace period or delay in the requirement to become registered under the 40 Act);

ix.           delivery of a notice from Diller following Malone’s death or determination of his disability or his ceasing to be Chairman of our board;

x.              the date on which no shares of LEXEB remain outstanding;

xi.           any purported transfer or assignment of the proxy granted pursuant to the Malone Proxy without the prior consent of Malone or any purported transfer or assignment of the Diller Proxy (other than pursuant to the Diller Assignment) without the consent of Diller;

xii.        if and to the extent a court of competent jurisdiction makes a final determination that the assignment of the Diller Proxy pursuant to the Diller Assignment renders the Diller Proxy invalid; and

xiii.     delivery of a notice from Diller within ten business days following our failure to deliver certain notices with respect to a determination as to how the Expedia Common Shares beneficially owned by our company are to be voted in the election of Expedia’s directors.

The foregoing summary of the Transaction Agreement, Letter Agreement and Amendment No. 2 to Transaction Agreement does not purport to be complete and is qualified in its entirety by reference to the Transaction Agreement, Letter Agreement and Amendment No. 2 to Transaction Agreement, which are incorporated by reference herein.  The Transaction Agreement is filed as Exhibit 10.13 to Amendment No. 4 to our Registration Statement on Form S-4 filed with the SEC on September 23, 2016. The Letter Agreement is filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 7, 2018, and Amendment No. 2 to Transaction Agreement is filed as Exhibit 10.1 to the Liberty Expedia 2019 Form 8-K.

Amendment No. 1 to Stockholders Agreement

On November 4, 2016, prior to the completion of the Expedia Holdings Split-Off and following the execution of the Stockholders Agreement Assignment (but subject to the Transaction Agreement then being in effect), Diller and our company entered into Amendment No. 1 to the Stockholders Agreement (the Stockholders Agreement Amendment) which provided for certain agreements relating to the voting of Diller’s and our Expedia Common Shares. From the completion of the Expedia Holdings Split-Off until the Proxy Arrangement Termination Date, certain provisions of the Assigned Stockholders Agreement were amended to provide that each of Diller and our company would vote his or our Expedia Common Shares in favor of the Splitco director nominees as selected by our board pursuant to our restated charter and bylaws. With respect to the election of directors to Expedia’s board of directors, other than the Splitco directors, we would vote our Expedia Common Shares as directed by our board  pursuant to the terms of our restated charter and bylaws (i.e., as determined by the Series B Directors). Subject to the election of Diller to Expedia’s board of directors, we would use our reasonable best efforts to cause Diller to be elected and continue to serve as chairman of the board of Expedia. The Stockholders Agreement Amendment further provided that with respect to any matter (other than the election of directors of Expedia) to be presented to Expedia’s stockholders for approval, we and Diller would meet and use reasonable best efforts to agree on a common position for such matters prior to any Expedia stockholder meeting, and each of Diller and our company would vote his and our respective Expedia Common Shares if and as so agreed. If we and Diller were unable to agree on such a common position, with respect to any matter other than a Specified Corporate Action (as defined below), we and Diller could have voted our and his respective Expedia Common Shares in our or his sole discretion, respectively. In the event the matter relates to a Specified Corporate Action, unless our company and Diller agreed as to how our and his Expedia Common Shares would be voted, then, subject to limited exceptions (including with regard to business combinations as described below), our company and Diller would vote all of our and his respective Expedia Common Shares against the approval of such Specified Corporate Action. Specified Corporate Actions included (i) any recapitalization, reclassification or any other change in the existing capital structure of Expedia, or any voluntary liquidation, dissolution or winding up of Expedia, (ii) any business combination involving Expedia or its subsidiaries (other than solely among subsidiaries of Expedia), or any sale of all or substantially all of Expedia’s assets, (iii) the creation of any new class or series of Expedia’s capital stock or the issuance (other than pursuant to options, warrants or other rights outstanding at the completion of the Expedia Holdings Split-Off) of Expedia Common Shares, (iv) any amendment to Expedia’s organizational documents and (v) any removal of a director from the Expedia board of directors, subject to certain exceptions. If our company and Diller did not agree on how to vote our and his Expedia Common Shares on a proposed business combination in which a third party (other than our company, a Diller affiliate or another person in which Diller has a financial interest) would acquire Expedia, any of its subsidiaries or substantially all of its assets, then, if Diller supported the transaction, we would vote in favor of its approval unless at least 70% of our board voted to withhold such approval. Following the Proxy Arrangement Termination Date, the foregoing provisions ceased to be effective, and the corresponding provisions of the Assigned Stockholders Agreement reverted to the form in effect immediately prior to the effectiveness of the Stockholders Agreement Amendment.

The Stockholders Agreement Amendment also contained certain waivers under the Assigned Stockholders Agreement in order to permit the proxy arrangements, including that, in the event Diller ceased to be chairman of Expedia following the completion of the Expedia Holdings Split-Off but prior to the Proxy Arrangement Termination Date, in certain circumstances, the Diller Proxy would not be terminated upon the Proxy Arrangement Termination Date but would instead terminate upon the first to occur of (x) following the Proxy Arrangement Termination Date, Diller abandoning efforts to become chairman of Expedia, (y) the 75th day following the Proxy Arrangement Termination Date, with such period to be tolled in certain circumstances and (z) any court rendering a final judgment in any proceeding, the effect of which is to enjoin or prevent Diller from exercising efforts to become chairman of Expedia or otherwise becoming chairman of Expedia.

The amendments to the Assigned Stockholders Agreement set forth in the Stockholders Agreement Amendment ceased to be in effect upon the Proxy Arrangement Termination Date.  As described above in “—Relationships Among Our Company, the Malone Group, Diller and Expedia,” effective at (and subject to) the completion of the Combination, the Assigned Stockholders Agreement will terminate and be of no further effect.  The foregoing summary of the Stockholders Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Stockholders Agreement Amendment, which is filed as Exhibit 10.8 to the Liberty Expedia 2016 Form 8-K and incorporated by reference herein.

Diller Assignment

On November 4, 2016, prior to the completion of the Expedia Holdings Split-Off (and subject to the Transaction Agreement then being in effect), Diller and our company entered into an Assignment Agreement (the Diller Assignment), which became effective immediately following the completion of the Expedia Holdings Split-Off and pursuant to which Diller irrevocably assigned the Diller Proxy to our company until the Proxy Arrangement Termination Date. For so long as the Diller Assignment was in effect, Diller would not have the right to vote the Expedia Common Shares beneficially owned by our company. The Diller Assignment was automatically terminated as of the Proxy Arrangement Termination Date, and at such time the right to vote the Expedia Common Shares beneficially owned by our company reverted to Diller pursuant to the Diller Proxy until the Diller Proxy is terminated upon his death or disability or his ceasing to be chairman of Expedia (or any successor by merger, consolidation or other business combination).

The foregoing summary of the Diller Assignment does not purport to be complete and is qualified in its entirety by reference to the Diller Assignment, which is filed as Exhibit 10.10 to the Liberty Expedia 2016 Form 8-K and incorporated by reference herein.

Malone Proxy

On November 4, 2016, Diller and the Malone Group entered into the Malone Proxy, which became effective immediately following the completion of the Expedia Holdings Split-Off. Pursuant to the Malone Proxy, the Malone Group granted Diller an irrevocable proxy until the Proxy Arrangement Termination Date to vote all shares of LEXEA and LEXEB (and any securities of our company issued in respect of, or in substitution for, our common stock in certain transactions) beneficially owned upon the completion of the Expedia Holdings Split-Off or thereafter by the Malone Group or which any member otherwise has the power to vote (the Covered Shares). The Malone Proxy provided that Diller had no right to vote the Covered Shares on any matter acted on by our stockholders to approve (x) any agreement or transaction (i) between our company or any of our affiliates, on the one hand, and Diller, IAC/InterActiveCorp (IAC) or any of their respective affiliates, on the other hand, or (ii) between our company or any of our affiliates, on the one hand, and Expedia or its subsidiaries, on the other hand or (y) the removal of any Series B Director in accordance with our restated charter. The Malone Proxy was to be suspended during any period of Diller’s disability.

The Malone Proxy further provided that, prior to the Proxy Arrangement Termination Date, on (i) any recapitalization, reclassification or other change in our capital structure or the voluntary commencement of any liquidation, dissolution or winding up of our company, (ii) any merger or other business combination involving our company or our subsidiaries or a sale of all or substantially all of our assets, (iii) the creation of any new class or series of our capital stock or the issuance of our LEXEA or LEXEB shares or other securities of our company issued in respect of, or in substitution for, our common stock in certain transactions, subject to limited exceptions, or (iv) any amendment to our organizational documents, Malone (on behalf of the Malone Group) and Diller would seek to agree on how the Covered Shares would be voted on such matter. If they reached an agreement, Diller would vote the Covered Shares as agreed, but in the event they did not agree on how the Covered Shares were to be voted on such matter, Diller would have voted all Covered Shares against such proposal. With respect to the election of or the filling of any vacancy with respect to Series B Directors, Diller would have voted in his sole discretion all Covered Shares that were entitled to vote on the matter. With respect to the election of Common Stock Directors, Diller would have voted all Covered Shares in favor of the slate of directors recommended by our board (or a committee of our board). In the event there was any proposal requiring a separate class vote of shares of LEXEB (other than the election of, or filling of a vacancy with respect to, Series B Directors, which are addressed above, or the removal of Series B Directors), Diller would have voted all shares of LEXEB that were Covered Shares as instructed by Malone (on behalf of the Malone Group), subject to certain exceptions. In the event there was a proposal to remove a Common Stock Director from the board of directors, Diller would have voted all Covered Shares as instructed by Malone (on behalf of the Malone Group).

Subject to certain exceptions, until the Proxy Arrangement Termination Date, the Malone Group had agreed not to transfer any Covered Shares except to a transferee who takes such shares subject to the Malone Proxy and who was acceptable to Diller in his sole discretion. Diller would have voted all Covered Shares subject to the Malone Proxy and attended all meetings of our stockholders in person or by proxy for purposes of reaching a quorum.

The Malone Proxy automatically terminated at the Proxy Arrangement Termination Date, and at such time the right to vote the Covered Shares reverted back to the Malone Group.

The foregoing summary of the Malone Proxy does not purport to be complete and is qualified in its entirety by reference to the Malone Proxy, which is filed as Exhibit 10.11 to the Liberty Expedia 2016 Form 8-K and is incorporated by reference herein.

Voting of Covered Shares of our Common Stock before and after the Proxy Arrangement Termination Date

Pursuant to the Malone Proxy, following the completion of the Split-Off, the Malone Group granted Diller an irrevocable proxy over the Covered Shares until the Proxy Arrangement Termination Date. The below table sets forth a summary of the voting arrangements with respect to the Covered Shares.

Who votes the
	Before the Proxy Arrangement Termination Date		Covered Shares after
Matter Presented to	Who voted the	Voting Agreements with	the Proxy Arrangement
Our Stockholders	Covered Shares?	respect to the Covered Shares	Termination Date?
Election of or filling of vacancies with respect to our Series B Directors	Diller	None. Diller could have voted the shares of LEXEB that were Covered Shares in his sole discretion.	No longer applicable

Election of our Common Stock Directors	Diller	Diller would have voted all Covered Shares in favor of the slate of directors recommended by our board or a committee of our board.	The Malone Group with respect to members of our board on and after the Proxy Arrangement Termination Date

Removal of our Common Stock Directors	Diller	Diller would have voted all Covered Shares as instructed by Malone (on behalf of the Malone Group).	The Malone Group with respect to members of our board on and after the Proxy Arrangement Termination Date

Removal of our Series B Directors	Malone (or, in the event of Malone’s temporary disability, Mrs. Malone)	None. Malone (or, in the event of Malone’s temporary disability, Mrs. Malone) could have voted the Covered Shares in his sole discretion.	No longer applicable

Who votes the
	Before the Proxy Arrangement Termination Date		Covered Shares after
Matter Presented to	Who voted the	Voting Agreements with	the Proxy Arrangement
Our Stockholders	Covered Shares?	respect to the Covered Shares	Termination Date?

Any agreement or transaction (i) between our company or our affiliates, on the one hand, and Diller, IAC or any of their respective affiliates, on the other hand or (ii) between our company or any of our affiliates, on the one hand, and Expedia or its subsidiaries, on the other hand

	The Malone Group	None. Malone (on behalf of the Malone Group) could have voted the Covered Shares in his sole discretion.	The Malone Group

(i) Any recapitalization, reclassification or other change in our capital structure or the voluntary commencement of any liquidation, dissolution or winding up of our company, (ii) any merger or business combination involving our company or our subsidiaries or a sale of all or substantially all of our assets, (iii) the creation of any new class or series of our capital stock or the issuance of our capital stock, subject to limited exceptions, or (iv) any amendment to our organizational documents

Diller

Malone (on behalf of the Malone Group) and Diller would have sought to agree on how the Covered Shares would be voted on such matter. If they agreed, Diller would have voted the Covered Shares as agreed, but if they did not reach an agreement, Diller would have voted the Covered Shares against such matter.

The Malone Group

Who votes the
	Before the Proxy Arrangement Termination Date		Covered Shares after
Matter Presented to	Who voted the	Voting Agreements with	the Proxy Arrangement
Our Stockholders	Covered Shares?	respect to the Covered Shares	Termination Date?

Any matter requiring a separate class vote of LEXEB shares which would (i) result in a decrease in the voting power of shares of LEXEB as compared to shares of LEXEA or (ii) change any agreement or provision relating to the Series B Directors

	Diller	Diller would have voted all Covered Shares against such matter.	The Malone Group

Any matter requiring a separate class vote of LEXEB shares (other than as set forth above)	Diller	Diller would have voted all Covered Shares as instructed by Malone (on behalf of the Malone Group).	The Malone Group

All other matters	Diller	None. Diller could have voted the Covered Shares in his sole discretion.	The Malone Group

Voting of our Expedia Common Shares Pursuant to the Proxy Arrangements before and after the Proxy Arrangement Termination Date

While the Diller Assignment was in effect, we were entitled to vote the Expedia Common Shares subject to the Diller Proxy (which represented 53.0% (as of January 25, 2019) of the outstanding voting power of the Expedia Common Shares) until the Proxy Arrangement Termination Date. Following the Proxy Arrangement Termination Date, other than the Expedia Common Shares that are subject to the terms of the Diller Proxy of which Diller and Liberty Expedia will continue to share beneficial ownership, Diller is expected to beneficially own approximately 5.7 million shares of EXPE (based on the net exercise of Diller’s 537,500 vested options assuming an EXPE stock price of $125.45, the closing price of EXPE on April 15, 2019). Following the completion of the Expedia Holdings Split-Off and until the Proxy Arrangement Termination Date, the voting of the Expedia Common Shares beneficially owned by Diller which Diller was entitled to vote was subject to certain terms contained in the Stockholders Agreement Amendment and the voting of the Expedia Common Shares beneficially owned by our company which we were entitled to vote until the Proxy Arrangement Termination Date, and as to which our company and Diller continued to share beneficial ownership, were subject to certain terms contained in our restated charter, our bylaws, the Stockholders Agreement Amendment, the Diller Assignment and the Transaction Agreement. The Diller Assignment was automatically terminated as of the Proxy Arrangement Termination Date, and at such time the right to vote the Expedia Common Shares beneficially owned by our company reverted to Diller pursuant to the Diller Proxy until the Diller Proxy is terminated. The below table sets forth a summary of the voting arrangements following the completion of the Expedia Holdings Split-Off until the Proxy Arrangement Termination Date and the voting arrangements that remain in effect pursuant to the Diller Proxy after the Proxy Arrangement Termination Date with respect to the Expedia Common Shares of which Diller and our company share beneficial ownership. The Expedia Common Shares subject to the terms of the Diller Proxy and the Diller Assignment prior to the Proxy Arrangement Termination Date are referred to in the chart as our Expedia Common Shares and the remaining Expedia Common Shares of which Diller and our company share beneficial ownership are referred to in the chart as Diller’s Expedia Common Shares.

	Before the Proxy Arrangement Termination Date		Who votes the Expedia
Matter Presented to Expedia Stockholders	Who votes the Expedia Common Shares subject to the Diller Proxy?	Voting Agreements with respect to the Expedia Common Shares	Common Shares subject to the Diller Proxy after the Proxy Arrangement Termination Date?
Election of directors to the Expedia board	Our company	Pursuant to our restated charter, we voted our Expedia Common Shares in accordance with an Expedia Board Voting Determination and a Splitco director determination (as defined in our restated charter).	Diller

Pursuant to the Stockholders Agreement Amendment, Diller and our company voted his and our respective Expedia Common Shares in favor of the Splitco director nominees selected pursuant to a Splitco director determination. Subject to the election of Diller to the Expedia board, we were required to use our reasonable best efforts to cause Diller to be elected and continue to serve as chairman of Expedia.

Specified Corporate Actions, meaning (i) any recapitalization, reclassification or any other change in the existing capital structure of Expedia, or any voluntary liquidation, dissolution or winding up of Expedia, (ii) any business combination involving Expedia or its subsidiaries (other than solely among subsidiaries of Expedia), or any sale of all or substantially all of Expedia’s assets, (iii) the creation of any new class or series of Expedia’s capital stock or the issuance (other than pursuant to options, warrants or other rights outstanding at the completion of the Expedia Holdings Split-Off) of Expedia Common Shares, (iv) any amendment to Expedia’s organizational documents and (v) any removal of a director from the Expedia board of directors, subject to certain exceptions

Our company

We and Diller were required to meet and use our and his reasonable best efforts to agree on how our and his Expedia Common Shares would be voted on such matter. If we and Diller agreed, Diller and our company would have voted his and our respective Expedia Common Shares as agreed, but if we and Diller did not reach an agreement, we and Diller would have voted our and his Expedia Common Shares against such matter.

If Diller and our company did not agree how to vote his and our shares on a proposed business combination in which a third party (other than our company, a Diller affiliate or another person in which Diller has a financial interest) would acquire Expedia, any of its subsidiaries or substantially all of its assets, then, if Diller supported the transaction, we also would have supported the transaction unless at least 70% of our board voted to withhold such approval.

Diller

Any matter relating to a Contingent Matter pursuant to the Assigned	Our company	Pursuant to the Assigned Stockholders Agreement, we and Diller were required	Diller

	Before the Proxy Arrangement Termination Date		Who votes the Expedia
Matter Presented to Expedia Stockholders	Who votes the Expedia Common Shares subject to the Diller Proxy?	Voting Agreements with respect to the Expedia Common Shares	Common Shares subject to the Diller Proxy after the Proxy Arrangement Termination Date?
Governance Agreement		to vote against such Contingent Matter unless we and Diller had consented to such Contingent Matter pursuant to the terms of the Assigned Governance Agreement.

All other matters	Our company

Diller and our company were required to meet and use his and our reasonable best efforts to agree on how his and our Expedia Common Shares would be voted on such matter. If Diller and our company agreed, Diller and our company would have voted his and our Expedia Common Shares as agreed, but if they did not reach an agreement, Diller and we would have voted his and our Expedia Common Shares in his and our sole discretion.

Diller

Other Agreements Entered into in Connection with the Combination

In connection with Liberty Expedia’s entry into the Merger Agreement, Liberty Expedia also entered into the agreements described below.

Exchange Agreement

Simultaneously with the entry into the Merger Agreement, on April 15, 2019, Liberty Expedia, Expedia, The Diller Foundation d/b/a The Diller — von Furstenberg Family Foundation (the Family Foundation) and Diller entered into an Exchange Agreement (the Exchange Agreement), pursuant to which (and agreed by Diller to be deemed to be in recognition and in lieu of Diller’s existing rights under the Assigned Governance Agreement and the Assigned Stockholders Agreement, immediately prior to and conditioned upon the closing of the Combination, Diller and, if the Family Foundation so elects, the Family Foundation, are expected to exchange with Liberty Expedia up to a number of shares of EXPE equal to the sum of (1) 5,523,452 shares of EXPE (which is equal to the total number of shares of EXPE held by Diller and the Family Foundation, in the aggregate, as of April 15, 2019) plus (2) the number of shares of EXPE acquired by Diller prior to the exchange pursuant to the exercise of up to 537,500 vested options to purchase shares of EXPE held by Diller as of April 15, 2019 (after deducting a number of shares sufficient to cover the aggregate exercise price), for the same number of shares of Expedia class B common stock held by Liberty Expedia (the shares of Expedia class B common stock acquired by Diller and the Family Foundation pursuant to the Exchange Agreement, collectively referred to as the Original Shares).  Assuming the exchange by Diller and the Family Foundation of a total of approximately 5.7 million shares of EXPE (based on the net exercise of his 537,500 vested options assuming an EXPE share price of $125.45, the closing price of EXPE shares on April 15, 2019) for an equal number of shares of Expedia class B common stock, the Original Shares would represent approximately 29% of the total voting power of all Expedia Common Shares, based on approximately 140 million shares of EXPE and approximately 5.7 million shares of Expedia class B common stock currently expected to be outstanding at the closing of the Combination.

The foregoing summary of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement, which is filed as Exhibit 10.2 to the Liberty Expedia 2019 Form

8-K and incorporated herein by reference.

Voting Agreement regarding Liberty Expedia Common Stock

In connection with the transactions contemplated by the Merger Agreement and following the termination of the Malone Proxy, on April 15, 2019, the Malone Group entered into the Voting Agreement with Expedia, pursuant to which the Malone Group has committed, subject to certain conditions, to vote shares of Liberty Expedia common stock representing approximately 32% of the total voting power of the issued and outstanding shares of Liberty Expedia common stock as of January 31, 2019 in favor of the Merger Agreement and the transactions contemplated thereby at any meeting of the stockholders of Liberty Expedia called to vote upon the Merger. In addition, the Malone Group has agreed to vote the shares of Liberty Expedia common stock subject to the Voting Agreement against any Alternative Company Transaction (as defined in the Voting Agreement) and certain other matters. The Voting Agreement will terminate upon, among other events, the termination of the Merger Agreement in accordance with its terms. Under the Voting Agreement, Expedia agreed to indemnify the Malone Group for losses incurred in connection with or arising out of the Voting Agreement, including, subject to certain conditions, reasonable fees and expenses of the Malone Group incurred in the defense of any such claim brought by a third party.

The foregoing summary of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Voting Agreement, which is filed as Exhibit 10.3 to the Liberty Expedia 2019 Form 8-K and incorporated herein by reference.

Other Agreements

Simultaneously with Liberty Expedia’s entry into the Merger Agreement, certain additional related agreements were entered into, including:

•                  An Assumption and Joinder Agreement to Tax Sharing Agreement, by and among Liberty Expedia, Expedia and Qurate Retail (the Tax Sharing Agreement Joinder Agreement), pursuant to which Expedia agrees to assume, effective at the closing of the Combination, our rights and obligations under the Tax Sharing Agreement, dated as of November 4, 2016, by and between Qurate Retail and Liberty Expedia (the Tax Sharing Agreement);

•                  An Assumption Agreement Concerning Transaction Agreement Obligations, by and among Liberty Expedia, Expedia, Qurate Retail, Diller and the Malone Group (the Transaction Agreement Assumption Agreement), pursuant to which Expedia agrees to assume, effective at the closing of the Combination, certain of our rights and obligations under the Transaction Agreement (including the Indemnification Obligations and expense reimbursement) which survive the termination of the Transaction Agreement; and

•                  An Assumption and Joinder Agreement to Reorganization Agreement by and among Liberty Expedia, Expedia and Qurate Retail (the Reorganization Agreement Joinder Agreement), pursuant to which Expedia agrees to assume, effective at the closing of the Combination, our rights and obligations under the Reorganization Agreement, dated as of October 26, 2016, by and between Qurate Retail and Liberty Expedia (the Reorganization Agreement).

The foregoing summaries of the Tax Sharing Joinder Agreement, the Tax Sharing Agreement, the Transaction Agreement Assumption Agreement, the Reorganization Agreement Joinder Agreement and the Reorganization Agreement do not purport to be complete and are qualified in their entirety by reference to the Tax Sharing Joinder Agreement, the Tax Sharing Agreement, the Transaction Agreement Assumption Agreement, the Reorganization Agreement Joinder Agreement and the Reorganization Agreement, which are filed as Exhibits 10.6, 10.7, 10.8, 10.9 and 10.10 to the Liberty Expedia 2019 Form 8-K and incorporated herein by reference.

Certain Related Party Transactions

Under our Code of Business Conduct and Ethics and Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed “related party transaction” (as defined by Item 404 of Regulation S-K)), the director or executive officer should promptly inform the person designated by our board to address such actual or potential conflicts. No related party transaction may be effected by our company without the approval of the audit committee of our board or another independent body of our board designated to address such actual or potential conflicts.

Director Independence

It is our policy that a majority of the members of our board be independent of our management. For a director to be deemed independent, our board must affirmatively determine that the director has no direct or indirect material relationship with us. To assist our board in determining which of our directors qualify as independent for purposes of Nasdaq rules as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our board follows Nasdaq’s corporate governance rules on the criteria for director independence.

Our board has determined that each of Stephen M. Brett, Gregg L. Engles and Scott W. Schoelzel qualifies as an independent director of our company. Our board also determined that each of Robert R. Hammond and Alexander von Furstenberg, who ceased to be members of our board in April 2019, qualified as an independent director during his service on our board.

Item 14.   Principal Accountant Fees and Services.

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2018 and 2017, and fees billed for other services rendered by KPMG LLP:

	2018(1)	2017(1)
Audit fees	$777,400	1,027,600
Audit related fees	80,000	—
Audit and audit related fees	857,400	1,027,600
Tax fees (2)	5,924,800	4,631,900
Total fees	$6,782,200	5,659,500

(1)                                 Such fees with respect to 2017 and 2018 exclude audit fees, audit related fees and tax fees billed by Ernst & Young LLP to Expedia (formerly Expedia, Inc.) for services rendered. Expedia is a separate public company and its audit fees, audit related fees and tax fees are reviewed and approved by the audit committee of the board of directors of Expedia.

(2)                                 Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions. For 2017, such fees primarily relate to services provided to Expedia.

Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

•                  audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•                  audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and

•                  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if, in the reasonable judgment of Liberty Expedia’s Chief Financial Officer, an individual project involving the provision of pre-approved services to Liberty Expedia or its subsidiaries (other than Expedia or Expedia’s subsidiaries) is likely to result in fees in excess of $50,000, if an individual project involving the provision of any pre-approved services to Expedia or Expedia’s subsidiaries is likely to result in fees exceeding $200,000 or if individual projects (other than projects for Expedia) under $50,000 are likely to total $250,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Gregg L. Engles currently serves as the chairman of our audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2018 were approved in accordance with the terms of the policy.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(3)      Exhibits—The following exhibits to this Amendment No. 1 on Form 10-K/A are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended:

31.3	Rule 13a-14(a)/15d-14(a) Certification*

31.4	Rule 13a-14(a)/15d-14(a) Certification*

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY EXPEDIA HOLDINGS, INC.

Dated: April 30, 2019	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer