Form 10-Q
period 2019-03-31
Liberty Expedia Holdings, Inc.
filed 2019-05-03
CIK 1669600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-37938

LIBERTY EXPEDIA HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	81-1838757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	LEXEA	The Nasdaq Stock Market LLC
Series B common stock	LEXEB	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Expedia Holdings, Inc. common stock as of April  15, 2019 was:

	Series A	Series B
Liberty Expedia Holdings, Inc. Common Stock	54,496,831	2,830,174

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2019	2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,765	2,512
Accounts receivable, net	2,621	2,154
Short-term marketable securities	508	53
Prepaid expenses	305	262
Other current assets	607	323
Total current assets	7,806	5,304
Property and equipment, net	967	1,043
Intangible assets not subject to amortization:
Goodwill	15,076	15,112
Tradenames	5,714	5,726
	20,790	20,838
Intangible assets subject to amortization, net	3,725	3,931
Other assets, net	1,358	791
Total assets	$34,646	31,907

Liabilities and Equity
Current liabilities:
Accounts payable, merchant	$1,736	1,699
Accounts payable, other	1,047	800
Accrued liabilities	703	829
Deferred merchant bookings	6,612	4,327
Deferred revenue	536	367
Current portion of debt (note 6)	—	5
Other current liabilities	114	51
Total current liabilities	10,748	8,078
Long-term debt and capital lease obligations, net, including $392 million and $382 million measured at fair value (note 6)	4,223	4,238
Deferred income tax liabilities	1,533	1,540
Other liabilities	837	534
Total liabilities	17,341	14,390
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 160,000,000 shares; issued and outstanding 54,496,831 and 54,496,214 at March 31, 2019 and December 31, 2018, respectively	1	1
Series B common stock, $.01 par value. Authorized 6,000,000 shares; issued and outstanding 2,830,174 and 2,830,174 at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	283	313
Accumulated other comprehensive earnings (loss), net of taxes	29	36
Retained earnings	1,988	2,051
Total stockholders' equity	2,301	2,401
Noncontrolling interests in equity of subsidiaries	15,004	15,116
Total equity	17,305	17,517
Commitments and contingencies (note 9)
Total liabilities and equity	$34,646	31,907

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions,
	except per share amounts
Service revenue	$2,609	2,508
Product revenue	52	66
Total revenue, net (note 10)	2,661	2,574
Operating costs and expenses:
Selling and marketing (1)	1,529	1,513
Cost of service revenue (1)	490	460
Technology and content (1)	297	277
General and administrative (1)	201	199
Cost of goods sold (exclusive of depreciation shown separately below)	39	48
Other operating expense	4	5
Depreciation and amortization	405	479
Legal reserves, occupancy tax, restructuring and related reorganization charges and other	20	4
	2,985	2,985
Operating income (loss)	(324)	(411)
Other income (expense):
Interest expense	(32)	(36)
Other, net	27	58
	(5)	22
Earnings (loss) before income taxes	(329)	(389)
Income tax (expense) benefit	60	65
Net earnings (loss)	(269)	(324)
Less net earnings (loss) attributable to the noncontrolling interests	(205)	(280)
Net earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(64)	(44)
Basic net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 2)	$(1.12)	(0.77)
Diluted net earnings (loss) attributable to Series A and Series B Liberty Expedia Holdings, Inc. shareholders per common share (note 2)	$(1.12)	(0.77)

(1) Includes stock compensation as follows:
Selling and marketing	$11	11
Cost of service revenue	3	2
Technology and content	19	15
General and administrative	25	23

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Net earnings (loss)	$(269)	(324)
Other comprehensive earnings (loss), net of taxes:
Currency translation adjustments and other	(42)	102
Other comprehensive earnings (loss)	(42)	102
Comprehensive earnings (loss)	(311)	(222)
Less comprehensive earnings (loss) attributable to the noncontrolling interest	(240)	(189)
Comprehensive earnings (loss) attributable to Liberty Expedia Holdings, Inc. shareholders	$(71)	(33)

See accompanying notes to condensed consolidated financial statements.

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(269)	(324)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	405	479
Stock-based compensation	58	51
Realized (gain) loss on foreign currency forwards	(7)	(8)
(Gain) loss on equity securities	(22)	(37)
Deferred income tax expense (benefit)	(3)	44
Other noncash charges (credits), net	(7)	(35)
Changes in operating assets and liabilities
Current and other assets	(486)	(400)
Payables and other liabilities	2,482	1,906
Net cash provided (used) by operating activities	2,151	1,676
Cash flows from investing activities:
Capital expended for property and equipment and capitalized software	(275)	(194)
Purchases of short-term marketable securities and other investments	(462)	(867)
Sales of short-term marketable securities	7	317
Other, net	6	14
Net cash provided (used) by investing activities	(724)	(730)
Cash flows from financing activities:
Borrowings of debt	32	67
Repayments of debt	(37)	(66)
Shares issued by subsidiary	91	20
Shares repurchased by subsidiary	(25)	(202)
Dividends paid by subsidiary	(40)	(39)
Taxes paid in lieu of shares issued for stock-based compensation	—	(2)
Other financing activities, net	4	(6)
Net cash provided (used) by financing activities	25	(228)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(11)	17
Net increase (decrease) in cash, cash equivalents and restricted cash	1,441	735
Cash, cash equivalents and restricted cash at beginning of period	2,774	3,031
Cash, cash equivalents and restricted cash at end of period	$4,215	3,766

See accompanying notes to condensed consolidated financial statements.

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$3,765	2,512
Restricted cash included within other current assets	447	259
Restricted cash included within other assets	3	3
Total cash, cash equivalents and restricted cash and cash equivalents in the condensed consolidated statement of cash flows	$4,215	2,774

LIBERTY EXPEDIA HOLDINGS, INC.

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2019 and March 31, 2018

					Accumulated
				Additional	other
	Preferred	Common stock		paid-in	comprehensive	Retained	Noncontrolling
	stock	Series A	Series B	capital	earnings (loss)	earnings	interests	Total equity
	amounts in millions
Balance at January 1, 2019	$—	1	—	313	36	2,051	15,116	17,517
Net earnings (loss)	—	—	—	—	—	(64)	(205)	(269)
Other comprehensive income (loss)	—	—	—	—	(7)	—	(35)	(42)
Stock compensation	—	—	—	9	—	—	49	58
Proceeds from exercise of equity instruments in subsidiary	—	—	—	(36)	—	—	127	91
Shares repurchased by subsidiary	—	—	—	(3)	—	—	(22)	(25)
Dividends paid by subsidiary	—	—	—	—	—	—	(40)	(40)
Adoption of new accounting guidance	—	—	—	—	—	1	5	6
Other	—	—	—	—	—	—	9	9
Balance at March 31, 2019	$—	1	—	283	29	1,988	15,004	17,305

					Accumulated
				Additional	other
	Preferred	Common stock		paid-in	comprehensive	Retained	Noncontrolling
	stock	Series A	Series B	capital	earnings (loss)	earnings	interests	Total equity

	amounts in millions
Balance at January 1, 2018	$—	1	—	370	59	2,179	16,493	19,102
Net earnings (loss)	—	—	—	—	—	(44)	(280)	(324)
Other comprehensive income (loss)	—	—	—	—	11	—	91	102
Stock compensation	—	—	—	8	—	—	43	51
Proceeds from exercise of equity instruments in subsidiary	—	—	—	(25)	—	—	45	20
Stock repurchases by subsidiary	—	—	—	18	—	—	(220)	(202)
Dividends paid by subsidiary	—	—	—	—	—	—	(39)	(39)
Taxes paid in lieu of shares issued for stock-based compensation	—	—	—	(2)	—	—	—	(2)
Adoption of new accounting guidance	—	—	—	—	(1)	1	(10)	(10)
Other	—	—	—	—	—	—	4	4
Balance at March 31, 2018	$—	1	—	369	69	2,136	16,127	18,702

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

On April 15, 2019, the Company and Expedia entered into an Agreement and Plan of Merger (the “Merger Agreement”). As a result of the Merger Agreement the Company will become a wholly owned subsidiary of Expedia (the “Merger”). Pursuant to the Merger Agreement, each share of the Company’s Series A and Series B common stock, issued and outstanding immediately prior to the effective time of the Merger (except for shares held by Expedia Holdings as treasury stock or directly held by Expedia) will be converted into the right to receive 0.36 of a share of Expedia common stock, plus cash (without interest) in lieu of any fractional shares of Expedia common stock. It is expected that the Merger will close in the third quarter of 2019, subject to the completion of an exchange by Barry Diller of up to 5.7 million shares of Expedia common stock (“EXPE”) for an equal number of shares of Expedia class B common stock and customary closing conditions, including approval by a majority of the aggregate voting power of Expedia Holdings common stock and the receipt of any applicable regulatory approvals.

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

The reorganization agreement between Qurate Retail and Expedia Holdings provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Expedia Holdings Split-Off, certain conditions to the Expedia Holdings Split-Off and provisions governing the relationship between Expedia Holdings and Qurate Retail with respect to and resulting from the Expedia Holdings Split-Off. The tax sharing agreement between Qurate Retail and Expedia Holdings provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and Expedia Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement among Liberty Media, a subsidiary of Liberty Media and Expedia Holdings, Expedia Holdings shares office space with Qurate Retail and Liberty Media and related amenities at Liberty Media's corporate headquarters. Expedia Holdings will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $1 million for both of the three months ended March 31, 2019 and 2018, was reimbursable to Liberty Media.

Seasonality

Expedia generally experiences seasonal fluctuations in the demand for its travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of Expedia’s travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for its hotel business and can be several months or more for its alternative accommodations business. Historically, Vrbo (formerly referred to as “Homeaway”), has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of Expedia’s variable cost of revenue and direct sales and marketing costs, which it typically realizes in closer alignment to booking volumes, and the more stable nature of its fixed costs. Furthermore, operating profits for Expedia’s primary advertising business, trivago N.V. (“trivago”), have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as they typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of Expedia’s international operations, advertising business or a change in its product mix, including the growth of Vrbo, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends.

Recent Accounting Pronouncements Not Yet Adopted

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

	Three months ended
	March 31,
	2019	2018
	number of shares in millions
Basic WASO	57	57
Potentially dilutive shares (1)	1	1
Diluted WASO	58	58

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Excluded from diluted EPS for the three months ended March 31, 2019 and 2018, are less than a million potential common shares, because their inclusion would be anti-dilutive.

(3) Expedia Ownership

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio as well as destination services and activities. Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of EXPE and Expedia class B common stock then owned by Qurate Retail.  Qurate Retail was also subject to a governance agreement (the “Governance Agreement”) with Expedia which provided for the right to nominate 20% of the members of Expedia’s board of directors, which is currently comprised of 15 members (three of which were nominated by Qurate Retail). The Governance Agreement also provided for registration and other rights, and imposed certain restrictions on the ownership of shares of Expedia class B common stock. In connection with the Expedia Holdings Split-Off (i) the Stockholders Agreement and the Governance agreement were assigned to us and (ii) the Diller Proxy was irrevocably assigned by Mr. Diller to our company (the “Diller Assignment”) for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone and Leslie Malone (the “Malone Group”), Qurate Retail and the Company (the “Transaction Agreement” and the date on which such termination event occurs, the “Proxy Arrangement Termination Date”).  On March 6, 2018, the Company, Qurate Retail, the Malone Group and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as set forth in the Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date would occur, and the Transaction Agreement together with certain Subject Instruments (as defined in the Transaction Agreement) would have terminated, on May 4, 2019 (see discussion below).

By virtue of (i) certain governance rights with respect to the Company as set forth in the Company’s restated certificate of incorporation, an amendment to the Stockholders Agreement and the Amended and Restated Transaction Agreement and (ii) the grant by the Malone Group to Mr. Diller of an irrevocable proxy to vote, subject to certain exceptions, shares of the Company’s common stock beneficially owned by the Malone Group upon the completion of the Expedia Holdings Split-Off or thereafter for a period of time ending upon termination of the Diller Assignment (the arrangements described in clauses (i) and (ii), together with the Diller Assignment, the “Proxy Arrangements”), prior to the termination of the Proxy Arrangements as described below, Mr. Diller was able to elect and replace the directors of the Company who determined how the Company would exercise certain rights and vote the shares of EXPE and Expedia class B common stock owned by the Company in the election of Expedia directors, though the Malone Group retained the ability to remove such directors of the Company. The rights under the Governance Agreement and Stockholders Agreement, each as assigned and amended, will be maintained even upon termination of the Proxy Arrangements.

We began consolidating Expedia as of the completion of the Expedia Holdings Split-Off on November 4, 2016, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.  As of March 31, 2019, Expedia Holdings beneficially owned approximately 16.1% of the outstanding Expedia common stock which represented a 52.7% voting interest in Expedia. During the third quarter of 2018, the Company purchased 269,646 additional shares of Expedia common stock for approximately $31 million pursuant to and in accordance with the preemptive rights as detailed by the Governance Agreement as assigned to the Company.

On April 15, 2019, and prior to the Company’s entry into the Merger Agreement (see discussion in note 1), Mr. Diller, the Company, Qurate Retail and the Malone Group entered into Amendment No. 2 to the Amended and Restated Transaction Agreement, providing for the immediate termination of the Transaction Agreement, which automatically resulted in the termination of the Proxy Arrangements.  As a result of the termination of the Proxy Arrangements, the Company no longer controls a majority of the voting interest in Expedia. Accordingly, the Company will deconsolidate Expedia as of April 15, 2019. Until the Merger is completed, the Governance Agreement and Stockholders Agreement remain in effect, meaning the Company has significant influence with respect to Expedia and accordingly will account for its investment in Expedia as an equity method affiliate and expects to elect the fair value option of accounting. The Company’s economic ownership percentage in Expedia remains the same.

Dividends declared by Expedia

During the three months ended March 31, 2019, Expedia has declared quarterly cash dividends, and has paid in cash an aggregate amount of $47 million to stockholders of which the Company has received $7 million. In addition, in May 2019, Expedia declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on June 13, 2019 to stockholders of record as of the close of business on May 23, 2019.

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2019			December 31, 2018
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$1,287	110	1,177	725	79	646
Short-term marketable securities	$508	20	488	53	11	42
Equity securities (1)	$143	143	—	119	119	—
Debt	$392	—	392	382	—	382

(1)	Equity securities are included in the Other assets, net line item in the condensed consolidated balance sheet.

Cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs and are accordingly classified within Level 1 or Level 2. As of March 31, 2019, Cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

Expedia holds time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as Cash equivalents and those with remaining maturities of less than one year are classified within Short-term marketable securities.

 During the three months ended March 31, 2019 and 2018 we recognized gross unrealized gains of approximately $24 million and $36 million, respectively, related to equity securities within Other, net in our condensed consolidated statements of operations.

(5) Goodwill and Other Intangible Assets

Goodwill and Other Indefinite-lived Intangible Assets

Other indefinite-lived intangible assets relate principally to Expedia trademarks and tradenames recognized in acquisition accounting.

Changes in the carrying amount of goodwill are as follows (amounts in millions):

	Expedia	Corporate and other	Total
Balance as of January 1, 2019	$15,112	—	15,112
Foreign exchange translation and other	(36)	—	(36)
Balance as of March 31, 2019	$15,076	—	15,076

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $358 million and $416 million for the three months ended March 31, 2019 and 2018, respectively. Based on its amortizable intangible assets as of March 31, 2019, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2019	$1,033
2020	893
2021	619
2022	381
2023	260

(6) Long-Term Debt and Capital Lease Obligations

Outstanding debt and capital leases at March 31, 2019 and December 31, 2018 are summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2019	2019	2018
	amounts in millions
Expedia Holdings 1% Exchangeable Senior Debentures due 2047	400	392	382
Expedia 5.95% senior notes due 2020	750	784	790
Expedia 2.5% (€650 million) senior notes due 2022	729	760	777
Expedia 4.5% senior notes due 2024	500	517	518
Expedia 5.0% senior notes due 2026	750	779	780
Expedia 3.8% senior notes due 2028	1,000	991	991
Bodybuilding revolving line of credit due 2020	—	—	5
Total debt and capital lease obligations	$4,129	4,223	4,243
Less portion classified as current		—	(5)
Total long-term debt and capital lease obligations		$4,223	4,238

1.0% Exchangeable Senior Debentures

On June 13, 2017, the Company closed a private offering of $400 million of 1.0% Exchangeable Senior Debentures due 2047 (the “debentures”).  Upon exchange of the debentures, the Company, at its option, may deliver registered EXPE shares, cash or a combination of EXPE and cash. Initially, 5.1566 shares of EXPE (the “EXPE Reference Shares”) are attributable to each $1,000 original principal amount of the debentures, representing an initial exchange price of approximately $193.93 for each share of EXPE. A total of approximately 2.1 million shares of Expedia common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, and commenced on September 30, 2017. The debentures may be redeemed by the Company, in whole or in part, on or after July 5, 2022. Holders of the debentures also have the right to require the Company to purchase their debentures on July 5, 2022.  The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest, plus any final period distribution. The Company has elected to account for the debentures using the fair value option.  The Company estimates the fair value of its debt based on the quoted market price for the same or similar issues or on the current rate offered to it for debt of the same remaining maturities not considered to be trading on active markets (level 2). Accordingly, changes in the fair value of these instruments of $5 million and $11 million for the three months ended March 31, 2019 and 2018, respectively, are recorded as unrealized losses and unrealized gains, respectively, in the Other, net line item in the condensed consolidated statements of operations. The Company will make an additional distribution on the debentures if Expedia makes a distribution of cash on the EXPE Reference Shares in excess of $0.28 (an “Excess Regular Cash Dividend”). Expedia began paying Excess Regular Cash Dividends during the third quarter of 2017. The Company will make additional distributions on the debentures under certain circumstances.

Expedia Outstanding Debt

Expedia 5.95% senior notes due 2020

Expedia has $750 million in registered senior unsecured notes outstanding at March 31, 2019 that are due in August 2020 and bear interest at 5.95% (the “Expedia 5.95% Notes”). The Expedia 5.95% Notes were issued at 99.893% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 5.95% Notes, in whole or in part, at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. The premium associated with the Expedia 5.95% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 2.5% senior notes due 2022

Expedia has €650 million of registered senior unsecured notes outstanding at March 31, 2019 that are due in June 2022 and bear interest at 2.5% (the “Expedia 2.5% Notes”). The Expedia 2.5% Notes were issued at 99.525% of par. Interest is payable annually in arrears in June of each year. Expedia may redeem the Expedia 2.5% Notes at its option, in whole or in part, at any time or from time to time. If Expedia elects to redeem the Expedia 2.5% Notes prior to March 3, 2022, it may redeem them at a specified “make-whole” premium. If Expedia elects to redeem the Expedia 2.5% Notes on or after March 3, 2022, it may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the Expedia 2.5% Notes will be made in Euros. The premium associated with the Expedia 2.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 4.5% senior notes due 2024

Expedia has $500 million in registered senior unsecured notes outstanding at March 31, 2019 that are due in August 2024 and bear interest at 4.5% (the “Expedia 4.5% Notes”). The Expedia 4.5% Notes were issued at 99.444% of par. Interest is payable semi-annually in February and August of each year. Expedia may redeem the Expedia 4.5% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 4.5% Notes prior to May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 4.5% Notes on or after May 15, 2024, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 4.5% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 5.0% senior notes due 2026

Expedia has $750 million in registered senior unsecured notes outstanding at March 31, 2019 that are due in February 2026 and bear interest at 5.0% (the "Expedia 5.0% Notes"). The Expedia 5.0% Notes were issued at 99.535% of par. Interest is payable semi-annually in arrears in February and August of each year. Expedia may redeem the Expedia 5.0% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 5.0% Notes prior to November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 5.0% Notes on or after November 12, 2025, it may redeem them at a redemption price of 100% of the principal plus accrued interest. The premium associated with the Expedia 5.0% Notes was recorded in acquisition accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense using the effective interest rate method.

Expedia 3.8% senior notes due 2028

Expedia has $1 billion in senior unsecured notes outstanding at March 31, 2019 that are due in February 2028 and bear interest at 3.8% (the "Expedia 3.8% Notes"). The Expedia 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. Expedia may redeem the Expedia 3.8% Notes at its option at any time in whole or from time to time in part. If Expedia elects to redeem the Expedia 3.8% Notes prior to November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If Expedia elects to redeem the Expedia 3.8% Notes on or after November 15, 2027, it may redeem them at a redemption price of 100% of the principal plus accrued interest.

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

Expedia Credit Facility

Expedia maintains a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, and expires in May 2023. As of December 31, 2018 and March 31, 2019, Expedia did not have any revolving credit facility borrowings outstanding. The facility bears interest based on Expedia’s credit ratings, with drawn amounts bearing interest at LIBOR plus 1.25% and the commitment fee on undrawn amounts at 0.175% as of March 31, 2019. The facility contains covenants including maximum leverage and minimum interest coverage ratios. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of March 31, 2019, there were $15 million of outstanding stand-by LOCs issued under the facility.

In addition, one of Expedia’s international subsidiaries maintains a €50 million uncommitted credit facility, which is guaranteed by Expedia and may be terminated at any time by the lender. As of March 31, 2019, there were no borrowings outstanding under this facility.

Bodybuilding Revolving Line of Credit

As of March 31, 2019,  Bodybuilding has a revolving line of credit (the "Revolver") which is secured by substantially all of Bodybuilding’s assets. The maximum amount allowed under the Revolver is $25 million. Bodybuilding periodically borrows and repays amounts outstanding under the Revolver depending on its cash needs. The Revolver matures on January 20, 2020. The outstanding balance accrued interest at the CB Floating Rate less 1.0%, with a rate option balance that accrued interest at LIBOR plus 1.75%. As of March 31, 2019, there was no outstanding balance on the Revolver.  Bodybuilding was not in compliance with the fixed charge coverage ratio covenant as of March 31, 2019.  Although the original maturity date was January 20, 2020, Bodybuilding entered into an agreement with the lender to terminate the Revolver on April 15, 2019. Future potential operating losses of Bodybuilding will be funded by corporate level available cash.

Fair Value of Debt

The fair value, based on quoted market prices in less active markets (Level 2), of Expedia’s publicly traded debt securities is as follows (amounts in millions):

March 31,
2019
Expedia 5.95% senior notes due 2020	$780
Expedia 2.5% (€650 million) senior notes due 2022 (1)	$767
Expedia 4.5% senior notes due 2024	$521
Expedia 5.0% senior notes due 2026	$797
Expedia 3.8% senior notes due 2028	$968

(1)	Approximately 683 million Euro as of March 31, 2019.

The Company believes that the carrying value of its Revolver and secured notes approximated fair value at March 31,  2019 and December 31, 2018.

Covenant Compliance

Expedia Holdings and Expedia were in compliance with their debt covenants which consist of both financial and non-financial covenants as of March 31, 2019. See discussion above related to Bodybuilding debt covenant compliance.

(7) Leases

Leases. In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use (“ROU”) asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The Company adopted this guidance on January 1, 2019. Additionally, the Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods.  The Company elected certain of the available transition practical expedients, including those that permit us to not reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification for any expired or exiting leases, and 3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The standard had a material impact on the consolidated balance sheets, but did not have a material impact on the consolidated statements of operations or statements of cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Additionally, the Company removed the assets and liabilities previously recorded pursuant to build-to-suit lease guidance resulting in an increase to retained earnings of approximately $1 million, and of approximately $5 million to non-controlling interest in equity of subsidiaries.

The Company determines if an arrangement is a lease at inception. Operating leases are primarily for office space and data centers and are included in operating lease ROU assets, accrued expenses and other current liabilities, and operating lease liabilities on the consolidated balance sheets. ROU assets represent a right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For operating leases with a term of one year or less, the Company  has elected to not recognize a lease liability or ROU asset on its consolidated balance sheet. Instead, it recognizes the lease payments as expense on a straight-line basis over the lease term. Short-term lease costs are immaterial to the consolidated statements of operations and cash flows.

The Company has office space and data center lease agreements with insignificant non-lease components and has elected the practical expedient to combine and account for lease and non-lease components as a single lease component.

The Company has operating leases for office space, data centers and distribution centers, and its leases have remaining lease terms of one year to 19 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one year.

Operating lease costs were $38 million for the three months ended March 31, 2019.  Total rental expense was $47 million for the three months ended March 31, 2018.

Supplemental cash flow information related to leases were as follows:

Three months ended
March 31, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6

Supplemental consolidated balance sheet information related to leases were as follows:

March 31,
2019
in millions
Operating lease right-of-use assets (1)	$542

Current operating lease liabilities (2)	$114
Operating lease liabilities (3)	476
Total operating lease liabilities	$590

Weighted average remaining lease term (in years)	8.8
Weighted average discount rate	4.0%

(1)	Operating lease right-of-use assets are included within the Other assets, net line item in the condensed consolidated balance sheets.
(2)	Current operating lease liabilities are included within the Other current liabilities line item in the condensed consolidated balance sheets.
(3)	Operating lease liabilities are included within the Other liabilities line item in the condensed consolidated balance sheets.

Maturities of lease liabilities are as follows:

Operating Leases
in millions
Remainder of 2019	$104
2020	107
2021	90
2022	73
2023	53
2024 and thereafter	278
Total lease payments	$705
Less: implied interest	115
Present value of lease liabilities	$590

As of March 31, 2019, the Company has additional operating leases, primarily for corporate offices, that have not yet commenced of $210 million. These operating leases will commence between 2019 and 2021 with lease terms of 2 years to 11 years.

(8) Stock-Based Compensation

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

There were no options to purchase shares of Series A or Series B common stock granted and no exercise, forfeiture or cancellation activity for Series B common stock during the three months ended March 31, 2019.

Expedia Holdings – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Expedia Holdings common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average		Aggregate
			remaining		intrinsic
	Series A	WAEP	contractual life		value
	(in thousands)				(in millions)
Outstanding at January 1, 2019	957	$26.28
Granted	—	$—
Exercised	(1)	$27.21
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2019	956	$26.28	1.8	years	$16
Exercisable at March 31, 2019	739	$21.90	1.1	years	$15

As of March 31, 2019, there was no unrecognized compensation cost related to unvested Expedia Holdings options.

As of March 31, 2019, the Company reserved 1.6 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Expedia – Stock-based Compensation

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, Expedia may grant restricted stock, RSUs, stock options and other stock-based awards to its directors, officers, employees and consultants. Expedia issues new shares to satisfy the exercise or release of stock-based awards.

Expedia’s annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. During 2019, Expedia started issuing RSUs as its primary form of stock-based compensation, which vest 25% after one year and will then vest quarterly over the following three years. During the three months ended March 31, 2019, Expedia granted approximately 3 million RSUs. As of March 31, 2019, Expedia had stock-based awards outstanding representing approximately 21 million shares of its common stock, consisting of options to purchase approximately 16 million shares of its common stock with a weighted average exercise price of $101.79 and weighted average remaining life of 4.2 years and approximately 5 million RSUs.

The stock-based compensation recognized by Expedia Holdings related to Expedia stock options and restricted stock awards was $58 million for the three months ended March 31, 2019.

(9) Commitments and Contingencies

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

Litigation Relating to Occupancy Taxes.  One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Fourteen lawsuits are currently active. These lawsuits are in various stages and Expedia continues to defend against the claims made in them vigorously. With respect to the principal claims in these matters, Expedia believes that the statutes or ordinances at issue do not apply to Expedia or the services it provides and, therefore, that Expedia does not owe the taxes that are claimed to be owed. Expedia believes that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-six of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-two dismissals were based on a finding that Expedia and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, Expedia has established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $54 million as of March 31, 2019. Expedia’s settlement reserve is based on its best estimate of probable losses, and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within Legal reserves, occupancy tax, and other in the condensed consolidated statements of operations.

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

The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions.  Those assessments are currently under review in the Hawaii tax court, which has stayed proceedings in the agency hotel and car rental case pending the decision by the Hawaii Supreme Court in the merchant model car rental case addressed below.

Final assessments by the Hawaii Department of Taxation for general excise taxes against certain Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. On March 4, 2019, the Hawaii Supreme Court affirmed the tax court in part and reversed in part, finding that the defendant online travel companies are not obligated to pay tax on the amount paid by consumers to the car rental company for the rental of the vehicle; instead, for both package and standalone merchant model car rentals, they need only pay the tax on the amounts they charge for their services.

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

Legislative bodies in France (July 2015), Austria (December 2016), Italy (August 2017), and Belgium (August 2018) have also adopted new domestic anti-parity clause legislation.  Expedia believes each of these pieces of legislation violates both EU and national legal principles and therefore, Expedia has challenged these laws at the European Commission.

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

Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association — Forum de Operadores Hoteleiros do Brasil — filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE. On March 27, 2018, Expedia resolved CADE’s concerns based on a settlement implementing waivers substantially similar to those provided to accommodation providers in Europe. In late 2016, Expedia resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently however, the Australian NCA has reopened its investigation. On and with effect from March 22, 2019, Expedia voluntarily and unilaterally waived certain additional rate parity provisions in agreements with Australian hotel partners. Expedia is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. In April 2019, the Japan Fair Trade Commission (“JFTC”) launched an investigation into certain practices of a number of online travel companies, including Expedia. Expedia is cooperating with the JFTC in this investigation. Expedia is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.

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

On June 28, 2018, the CMA announced that it will be requiring hotel booking websites to take action to address concerns identified in the course of its ongoing investigation.  After consulting with the CMA, on January 31, 2019, Expedia agreed to offer certain voluntary undertakings with respect to the presentation of information on certain of its UK consumer-facing websites in order to address the CMA’s concerns. On February 4, 2019, the CMA confirmed that, as a result of the undertakings offered, it has closed its investigation without any admission or finding of liability. The undertakings become effective on September 1, 2019. On August 23, 2018, the Australian Competition and Consumer Commission, or “ACCC,” instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian consumer law relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site and trivago’s strike-through pricing practice.  A trial date is set for September 9, 2019 and an appropriate reserve has been accrued in respect to this matter.

Expedia is cooperating with regulators in the investigations described above where applicable, but is unable to predict what, if any, effect such actions will have on its business, industry practices or online commerce more generally. Other than described above, the Company has not accrued a reserve in connection with the market studies, investigations, inquiries or legal proceedings described above either because the likelihood of an unfavorable outcome is not probable or the amount of any loss is not estimable.

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

For the three months ended March 31, 2019, Expedia Holdings has identified Expedia as its reportable segment. Expedia is a consolidated subsidiary of the Company that provides travel and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. Expedia's revenue primarily consists of sales of travel services. Prior to obtaining a controlling interest in Expedia in connection with the Expedia Holdings Split-Off, the Company identified Expedia as a reportable segment, even though it was previously accounted for as an equity method investment.

The results of Bodybuilding are included in the Corporate and other segment for all periods presented.

Expedia Holdings' operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company's Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2018.

Performance Measures

Revenue Recognition

The following table disaggregates revenue by reportable segment, business model and product and service type:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
	(in millions)
Business Model:
Expedia
Merchant	$1,392	1,334
Agency	686	658
Advertising and media	264	282
Vrbo	267	234
Corporate and other
Retail	52	66
Total revenue	$2,661	2,574

Product and Service Type:
Expedia
Lodging	1,725	1,612
Air	248	242
Advertising and media	264	282
Other	372	372
Corporate and other
Retail	52	66
Total revenue	$2,661	2,574

Deferred Merchant Bookings. At December 31, 2018,  $3.6 billion of cash advance cash payments was reported within deferred merchant bookings, of which $2.4 billion was recognized, resulting in $343 million of revenue during the three months ended March 31, 2019. At March 31, 2019, the related balance was $5.9 billion.

At December 31, 2018,  $700 million of deferred loyalty rewards was reported within deferred merchant bookings, $167 million of which was recognized as revenue during the three months ended March 31, 2019. At March 31, 2019, the related balance was $716 million.

Deferred Revenue. At December 31, 2018,  $364 million was recorded as deferred revenue, $172 million of which was recognized as revenue during the three months ended March 31, 2019. At March 31, 2019, the related balance was $533 million.

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

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2019	2018
	amounts in millions
Expedia	$173	127
Corporate and other	(14)	(4)
	$159	123

Other Information

	March 31, 2019
	Total	Capital
	assets	expenditures

	amounts in millions
Expedia	$34,474	274
Corporate and other	172	1
	$34,646	275

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2019	2018

	amounts in millions
Consolidated segment Adjusted OIBDA	$159	123
Legal reserves, occupancy tax, restructuring and related reorganization charges and other	(20)	(4)
Stock-based compensation	(58)	(51)
Depreciation and amortization	(405)	(479)
Operating income (loss)	(324)	(411)
Interest expense	(32)	(36)
Other, net	27	58
Earnings (loss) before income taxes	$(329)	(389)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our businesses, the Merger (as defined below) and the expected timing for its completion, the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries) that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our products and services;
•	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	the ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we or Expedia acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	the outcome of any pending or threatened litigation, including potential litigation related to the Merger;
•	availability of qualified personnel;
•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•

domestic and international economic and business conditions and industry trends, including the impact of the United Kingdom’s referendum in which British citizens approved an exit from the European Union;

•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological changes;
•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we and Expedia operate;
•	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
•	fluctuations in foreign currency exchange rates;
•	failure to satisfy the conditions to consummate the Merger;
•

the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below), including under circumstances that might require the Company to pay a termination fee of $72 million to Expedia;

•	the failure to consummate the Merger in a timely manner or at all for any other reason;
•	the possibility that the anticipated benefits from the Merger cannot be realized in full or at all or may take longer to realize than expected;

•	effects of the pendency of the Merger on relationships with employees, suppliers, customers and other business partners;
•	negative effects of the announcement or the completion of the Merger on the market price of Expedia’s and/or the Company’s common stock and/or on their respective financial performance; and
•	the risks related to the Company and Expedia being restricted in their operation of the business while the merger agreement is in effect.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as Part II, Item 1A. of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our audited consolidated financial statements for the year ended December 31, 2018. See note 1 and note 7 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

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

Overview

Expedia Holdings began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as Expedia Holdings then controlled a majority of the voting interest in Expedia. We owned an approximate 16.1% equity interest and 52.7% voting interest in Expedia as of March 31, 2019.

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

On April 15, 2019, the Company and Expedia entered into an Agreement and Plan of Merger (the “Merger Agreement”). As a result of the Merger Agreement the Company will become a wholly owned subsidiary of Expedia (the “Merger”). Pursuant to the Merger Agreement, each share of the Company’s Series A and Series B common stock, issued and outstanding immediately prior to the effective time of the Merger (except for shares held by Expedia Holdings as treasury stock or directly held by Expedia) will be converted into the right to receive 0.36 of a share of Expedia common stock, plus cash (without interest) in lieu of any fractional shares of Expedia common stock. It is expected that the Merger will close in the third quarter of 2019, subject to the completion of an exchange by Barry Diller of up to 5.7 million shares of Expedia common stock (“EXPE”) for an equal number of shares of Expedia class B common stock and customary closing conditions, including approval by a majority of the aggregate voting power of Expedia Holdings common stock and the receipt of any applicable regulatory approvals.

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

	Three months ended
	March 31,
	2019	2018

	amounts in millions
Revenue
Expedia	$2,609	2,508
Corporate and other	52	66
Consolidated Expedia Holdings	$2,661	2,574

Operating income (loss)
Expedia	(308)	(404)
Corporate and other	(16)	(7)
Consolidated Expedia Holdings	$(324)	(411)

Adjusted OIBDA
Expedia	173	127
Corporate and other	(14)	(4)
Consolidated Expedia Holdings	$159	123

Revenue

Consolidated Expedia Holdings revenue increased $87 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year.

The increase in revenue during 2019 was primarily due to a $101 million increase in revenue from Expedia during the three months ended March 31, 2019. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.

The increase in revenue at Expedia during the three months ended March 31, 2019, as compared to the corresponding period in the prior year, was partially offset by a decrease in Corporate and other revenue of $14 million or 21% during the same respective period due to a decrease in Bodybuilding revenue. The decrease in Bodybuilding revenue during the current year was primarily driven by a  32% decrease in store visits, offset slightly by an increase in conversion, which lead to an overall decrease in order volumes from the prior year by approximately 24%. Additionally, the revenue decrease was slightly offset by an increase in average order value due to a shipping promotion which prompted the customer to keep the cart above a certain threshold. The site visit declines to the retail website are the result of a decrease in traffic from search engine optimization marketing channel due to algorithmic and ranking changes, combined with a decrease in direct navigation to the retail website as a result of distributed content now available on many social media feeds and increased product discovery on competitor channels. The overall decreases were further offset by a  small increase in content revenue.

Operating Income (Loss)

Consolidated  Expedia Holdings operating loss decreased $87 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year.

Expedia operating loss decreased $96 million during the three months ended March 31, 2019, when compared to the same period in 2018.  Expedia’s operating income (loss) for the three months ended March 31, 2019 and 2018 includes acquisition accounting adjustments. See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.

Corporate and other operating loss increased $9 million during the three months ended March 31, 2019, when compared to the same period in 2018, due to increased operating loss at Bodybuilding and increased legal expenses at the corporate level due to the transaction between Expedia and the Company (discussed above).  Bodybuilding’s operating loss increased for the three months ended March 31, 2019 as compared to the corresponding period in the prior year, primarily as a result of a $14 million decline in revenue, as discussed above, partially offset by an $7 million decrease in operating expenses, primarily due to reduced cost of goods sold as a result of a decrease in product sales.

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

Consolidated Expedia Holdings Adjusted OIBDA increased $36 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year.

Expedia Adjusted OIBDA increased $46 million during the three months ended March 31, 2019, when compared to the corresponding period in 2018.  See “Results of Operations – Expedia” below for a more detailed discussion of Expedia’s standalone results.

Additionally, corporate and other Adjusted OIBDA decreased $10 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The change was primarily due to changes in Bodybuilding Adjusted OIBDA, primarily as a result of the revenue and operating expense fluctuations discussed above, as well as increased legal expenses at the corporate level due to the transaction between Expedia and the Company (discussed above).

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2019	2018

	amounts in millions
Interest expense
Expedia	$(30)	(34)
Corporate and other	(2)	(2)
Consolidated Expedia Holdings	$(32)	(36)

Other, net
Expedia	$31	47
Corporate and other	(4)	11
Consolidated Expedia Holdings	$27	58

Interest expense

Consolidated Expedia Holdings interest expense decreased $4 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease in 2019 was primarily as a result of the August 2018 maturity of Expedia’s 7.456% senior notes.

Other, net

Other expense decreased $31 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year.  Expedia Other expense decreased by $16 million for the three months ended March 31, 2019, compared to the same period in the prior year primarily due to foreign exchange losses.  Corporate and other Other expense decreased $15 million for the three months ended March 31, 2019, primarily due to  a $16 million change in the fair value of the Expedia Holdings 1% Exchangeable Senior Debentures due 2047.

Income tax benefit (expense)

We had an income tax benefit of $60 million for the three months ended March 31, 2019. For the three months ended March 31, 2019, the effective tax rate is less than the U.S. statutory tax rate of 21% due to changes in the valuation allowance and a change in the effective tax rate, partially offset by the effect of state income taxes. We had an income tax benefit of $65 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, the effective tax rate is less than the U.S. statutory tax rate of 21% due to income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate, partially offset by changes in unrecognized tax benefits.

Net earnings (losses)

We had net losses of $269 million and $324 million for the three months ended March 31, 2019 and 2018, respectively. The change in net losses were the result of the above described fluctuations in our revenue, expenses and other income (expense) items discussed above.

Material Changes in Financial Condition

As of March 31, 2019, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased.

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

As of March 31, 2019 the Company had a cash balance of $3,765 million. Approximately $3,708 million of the cash balance is held by Expedia. Although we had an approximate 52.7% voting interest in Expedia as of March 31, 2019, Expedia is a separate public company with a significant noncontrolling interest, as we only had a 16.1% economic interest in Expedia as of March 31, 2019. Accordingly, decision making with respect to using Expedia's cash balances must consider Expedia's other holders. Even prior to the Deconsolidation (as defined below), we did not have ready access to Expedia’s cash due to the significant minority interest. Any potential distributions of cash from Expedia to us would generally be on a pro rata basis based on economic ownership interests. Expedia has historically paid quarterly cash dividends to its shareholders, of which Expedia Holdings has received cash distributions from Expedia based on our economic ownership interest.

As of March 31, 2019,  the total cash and cash equivalents and short-term investments held outside the United States was $856 million ($623 million in wholly-owned foreign subsidiaries and $233 million in majority-owned subsidiaries of Expedia).

As of March 31, 2019, Expedia has $2.0 billion available for borrowing under its revolving credit facility. As of March 31, 2019, the Company has a corporate cash balance of approximately $55 million.

Expedia Holdings does not have a debt rating.

Bodybuilding was not in compliance with the fixed charge coverage ratio covenant on its revolving line of credit (the “Revolver”) as of March 31, 2019, however Bodybuilding entered into an agreement with the lender to terminate the Revolver on April 15, 2019. Future potential operating losses of Bodybuilding will be funded by corporate level available cash.

Expedia Holdings and Expedia were in compliance with their debt covenants as of March 31, 2019.

	Three months ended
	March 31,
	2019	2018

	amounts in millions
Cash flow information
Expedia net cash provided (used) by operating activities	$2,149	1,676
Corporate and other net cash provided (used) by operating activities	2	—
Net cash provided (used) by operating activities	$2,151	1,676
Expedia net cash provided (used) by investing activities	$(706)	(728)
Corporate and other net cash provided (used) by investing activities	(18)	(2)
Net cash provided (used) by investing activities	$(724)	(730)
Expedia net cash provided (used) by financing activities	$21	(236)
Corporate and other net cash provided (used) by financing activities	4	8
Net cash provided (used) by financing activities	$25	(228)
Effect of foreign exchange rate changes on cash and cash equivalents	$(11)	17

During the three months ended March 31, 2019, our Corporate and other primary sources of cash were dividends received from Expedia of approximately $7 million and sales of marketable securities of $7 million. Our Corporate and other primary uses of cash were purchases of marketable securities of $24 million and net debt repayments of $5 million. This use of cash was funded by cash on hand and cash provided by operating activities.

The projected use of our cash will be continued investment in the Bodybuilding business and potential additional investments in new or existing businesses.

During the three months ended March 31, 2019, Expedia’s primary uses of cash included $274 million in capital expenditures, $438 million in purchase of investments, and $47 million of cash dividends paid (including $7 million paid to Expedia Holdings). These uses of cash were funded by cash on hand, cash provided by operating activities, cash provided by the exercise of options and employee stock purchase plans.

The $11 million effect of foreign exchange rate changes on cash and cash equivalents during the three months ended March 31, 2019 reflects appreciations of foreign currencies during the period.

Expedia’s ongoing investments include but are not limited to improvements in infrastructure, which include its servers, networking equipment and software, release improvements to its software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, Expedia began its expansion into the cloud computing environment. While cloud computing expenses are expected to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to Expedia’s data centers over time. Expedia’s future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of its business strategy. For the new headquarters Expedia expects to spend approximately $900 million. Of the total, approximately $290 million was spent between 2016 and 2018 and $79 million was spent in the first quarter of 2019. During full year 2019 and 2020, Expedia expects to spend $425 to $475 million and $135 to $185 million, respectively. However, the timing of spend could shift as Expedia progresses toward completion of the project.

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

As of March 31, 2019, we owned an approximate 16.1% equity interest and 52.7% voting interest in Expedia. Historically, Qurate Retail was (and, following the completion of the Expedia Holdings Split-Off, the Company is) a party to the Stockholders Agreement with Mr. Diller, pursuant to which Mr. Diller held an irrevocable proxy (the “Diller Proxy”) over all the shares of EXPE and Expedia class B common stock owned by Qurate Retail. In connection with the Expedia Holdings Split-Off and the proxy arrangements, the Stockholders Agreement was assigned to us and amended to permit the assignment of the Diller Proxy to our company for a period of time up to 18 months following completion of the Expedia Holdings Split-Off (May 4, 2018, the “Outside Date”), subject to certain termination events as described in the Amended and Restated Transaction Agreement, dated as of September 22, 2016, among Mr. Diller, John C. Malone and Leslie Malone (the “Malone Group”), Qurate Retail and the Company (the “Transaction Agreement”).  On March 6, 2018, the Company, Qurate Retail, the Malone Group and Mr. Diller entered into a letter agreement (the “Letter Agreement”), which amended the termination provisions of the Transaction Agreement to extend the Outside Date for an additional one year period.  As a result, unless sooner terminated upon the occurrence of certain events or the taking of certain actions, in either case, as listed in the Transaction Agreement, as amended by the Letter Agreement, the Proxy Arrangement Termination Date would occur, and the Transaction Agreement together with certain Subject Instruments (as defined in the Transaction Agreement) would have terminated, on May 4, 2019.

As a result, we began consolidating Expedia as of the completion of the Expedia Holdings Split-Off, as we then controlled a majority of the voting interest in Expedia for accounting purposes. Additionally, in conjunction with the application of acquisition accounting, we recorded a full step up in basis of Expedia along with a gain between our historical basis and the fair value of our interest in Expedia.  On April 15, 2019, and prior to the Company’s entry into the Merger Agreement, Mr. Diller, the Company, Qurate Retail and the Malone Group entered into Amendment No. 2 to the Amended and Restated Transaction Agreement, providing for the immediate termination of the Transaction Agreement, which automatically resulted in the termination of the Proxy Arrangements (as discussed in note 3 in the accompanying condensed consolidated financial statements).  As a result of the termination of the Proxy Arrangements, the Company no longer controls a majority of the voting interest in Expedia. Accordingly, the Company will deconsolidate Expedia as of April 15, 2019 (the “Deconsolidation”).  Until the Merger is completed, the Governance Agreement and Stockholders Agreement (as discussed in note 3 in the accompanying condensed consolidated financial statements) remain in effect, meaning the Company has significant influence with respect to Expedia and accordingly will account for its investment in Expedia as an equity method affiliate and expects to elect the fair value option of accounting. The Company’s economic ownership percentage in Expedia remains the same.

The following is a discussion of Expedia's stand-alone results of operations. In order to provide a better understanding of Expedia's operations, we have included a summarized presentation of Expedia's results of operations. Expedia is a separate publicly traded company and additional information about Expedia can be obtained through its website and public filings. The amounts included in the table below represent Expedia's stand-alone results for the three months ended March 31, 2019 and 2018.

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Revenue	$2,609	2,508
Operating expenses, excluding stock-based compensation	(2,436)	(2,381)
Adjusted OIBDA	173	127
Depreciation and amortization	(228)	(239)
Stock-based compensation	(56)	(50)
Legal reserves, occupancy tax and other	(10)	(3)
Restructuring and related reorganization charges	(10)	—
Operating income (loss)	$(131)	(165)

Expedia's revenue increased $101 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase in 2019 was primarily driven by growth in the Expedia’s Core Online

Travel Companies (“Core OTA”), including growth at Expedia Partner Solutions (“EPS”) and Brand Expedia, as well as growth at Vrbo, partially offset by declines at trivago.

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Revenue by Service Type
Lodging	$1,725	1,612
Air	248	242
Advertising and media (1)	264	282
Other	372	372
Total revenue	$2,609	2,508

(1)	Includes third-party revenue from trivago as well as Expedia’s transaction-based websites.

Lodging revenue increased 7% for the three months ended March 31, 2019, compared to the same period in 2018, on a 9% increase in room nights stayed driven by growth at Expedia Partner Solutions, Hotels.com and Brand Expedia, partially offset by a 2% decrease in revenue per room night, due to the negative impact of foreign exchange.

Worldwide air revenue increased 3% for the three months ended March 31, 2019,  compared to the same period in 2018, on a 11% increase in air tickets sold driven by growth at Expedia Partner Solutions and Brand Expedia, partially offset by a 7% decrease in revenue per ticket, which was driven by a shift in product mix and reclassification of certain partner fees to other revenue as well as a negative impact from foreign exchange.

Advertising and media revenue decreased 6% for the three months ended March 31, 2019, compared to the same period in 2018, due to declines at trivago, partially offset by continued growth at Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services and fee revenue related to Expedia’s corporate travel business was essentially flat for the three months ended March 31, 2019, compared to the same period in 2018.

In addition to the above service category revenue discussion, Expedia’s revenue by business model is as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Revenue by Business Model
Merchant	$1,392	1,334
Agency	686	658
Advertising and media	264	282
Vrbo	267	234
Total revenue	$2,609	2,508

Merchant revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. Agency revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the growth in agency air and hotel. Vrbo revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to growth in transactional revenue of approximately 25%, driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing 10%.

The increase in operating expenses during 2018 was primarily due to a $19 million increase in selling and marketing expense during the three months ended March 31,  2019, as compared to the same period in the prior year. The increase for the three months ended March 31, 2019 was primarily due to higher indirect costs of $22 million as a result of increases at Vrbo, Expedia Partner Solutions and Brand Expedia, which were partially offset by a decrease at trivago. Additionally, technology and content expenses increased $33 million during the three months ended March 31, 2019, compared to the same period in 2018, due to higher depreciation and amortization of technology assets of $13 million as well as higher licensing and maintenance expenses.   Additionally, the increase in cost of revenue during 2019 was driven by $16 million of higher customer operations expenses at Expedia Partner Solutions and Egencia, as well as $9 million of higher data center, cloud and other costs during the three months ended March 31, 2019, as compared to the same period in the prior year.

The decrease in depreciation and amortization during 2018 was primarily due to the completion of amortization related to certain intangible assets.

Stock-based compensation increased during the three months ended March 31, 2019 as compared to the same period in 2018, primarily as a result of increased stock compensation related to technology and content.

Legal reserves, occupancy tax and other consists of changes in Expedia’s reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

Expedia recognized $10 million of restructuring and related charges in the three months ended March 31, 2019, and no restructuring charges during the same periods in 2018.  The expenses in 2019 related to the migration and centralization of certain technology platforms, primarily related to severance and benefits.

The following is a reconciliation of the results reported by Expedia, used for comparison purposes above to understand their operations, to the results reported by Expedia Holdings:

	Three months ended March 31, 2019
	As Reported by Expedia	Acquisition Accounting and Other Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,609	—	2,609
Operating expenses, excluding stock-based compensation	(2,436)	—	(2,436)
Adjusted OIBDA	173	—	173
Depreciation and amortization	(228)	(175)	(403)
Stock-based compensation	(56)	(2)	(58)
Other operating income (expenses)	(20)	—	(20)
Operating income (loss)	$(131)	(177)	(308)

	Three months ended March 31, 2018
	As Reported by Expedia	Acquisition Accounting Adjustments	As reported by Expedia Holdings
	amounts in millions
Service revenue	$2,508	—	2,508
Operating expenses, excluding stock-based compensation	(2,381)	—	(2,381)
Adjusted OIBDA	127	—	127
Depreciation and amortization	(239)	(237)	(476)
Stock-based compensation	(50)	(2)	(52)
Other operating income (expenses)	(3)	—	(3)
Operating income (loss)	$(165)	(239)	(404)

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

As of March 31, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Expedia	$—	—%	$3,729	4.31%
Corporate and Other	$—	—%	$400	1.00%

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

To the extent practicable, Expedia minimizes its foreign currency exposures by maintaining natural hedges between its current assets and current liabilities in similarly denominated foreign currencies. Additionally, Expedia uses foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of Expedia’s loyalty programs and other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in Other, net. As of March 31, 2019, Expedia had a net forward asset of $9 million included in Other current assets.  Expedia may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Expedia’s goal in managing its foreign exchange risk is to reduce to the extent practicable its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. Expedia makes a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, Expedia could experience greater volatility as a result of its hedges.

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

During the three months ended March 31, 2019 and 2018, Expedia recorded net foreign exchange rate losses of $14 million and $2 million, respectively. As Expedia increases its operations in international markets, its exposure to fluctuations in foreign currency exchange rates increases. The economic impact to Expedia of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Expedia to adjust its financing and operating strategies.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, and principal accounting and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of their respective businesses, each of Expedia and its subsidiaries and Bodybuilding are party to legal proceedings and claims involving property, occupancy taxes, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. There are no material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. However, Expedia has disclosed a number of pending legal proceedings in its Annual Report on Form 10-K for the year ended December 31, 2018 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 that, while not material to Expedia, may be of interest to its stockholders. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2018.

The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all.  Failure to complete the Merger could have material adverse effects on the Company.

The completion of the Merger is subject to a number of conditions, including, among other things, approval by holders of at least a majority of the aggregate voting power of the outstanding shares of Expedia Holdings common stock, voting together as a single class.  The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all.  Any delay in completing the Merger could cause Expedia not to realize some or all of the benefits, or realize them on a different timeline than expected, that Expedia expects to achieve if the Merger is successfully completed within the expected timeframe.  There can be no assurance that the conditions to the closing of the mergers will be satisfied or (to the extent permitted by law) waived or that the mergers will be completed.  Also, subject to limited exceptions, either Expedia or the Company may terminate the Merger Agreement if the mergers have not been completed by on or before October 15, 2019, subject to possible extension as set forth in the Merger Agreement.

If the Merger is not completed, the Company may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, the Company will be subject to a number of risks, including the following:

•	the market price of our Series A and Series B common stock could decline;
•	the Company could owe a substantial termination fee to Expedia under certain circumstances;
•

if the Merger Agreement is terminated and our board of directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Expedia has agreed to in the Merger Agreement;

•

time and resources, financial and other, committed by the Company’s and its subsidiaries’ management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for the Company and its subsidiaries;

•	the Company and its subsidiaries may experience negative reactions from the financial markets or from its customers, suppliers or employees;
•	the Company will be required to pay its costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed; and

•

after giving effect to any applicable grace period and unless it qualifies for an exemption, the Company may be required to register as an investment company under the Investment Company Act of 1940, which we refer to as the 40 Act.

In addition, if the Merger is not completed, the Company could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement.  Any of these risks could materially and adversely impact the Company’s financial condition, financial results and stock price.

Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs or other negative effects associated with uncertainty about completion of the Merger and could materially and adversely impact Expedia’s ongoing business, financial condition, financial results and stock price following the completion of the Merger.

The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of the Company from making a favorable alternative company transaction proposal and, in specified circumstances, could require the Company to pay a substantial termination fee to Expedia.

The Merger Agreement contains provisions that make it more difficult for the Company to be acquired by any person other than Expedia.  The Merger Agreement contains certain provisions that restrict the Company’s ability to, among other things, solicit, initiate, knowingly facilitate, knowingly induce, knowingly encourage, or enter into or continue or otherwise participate in any discussions relating to, or approve or recommend, any third-party acquisition proposal.  Further, even if our board of directors withdraws or qualifies its recommendation with respect to the approval of the Merger proposal, unless the Merger Agreement is terminated in accordance with its terms, the Company will still be required to submit the merger proposal to a vote at the special meeting of the Company’s stockholders.  In addition, following receipt by the Company of any third-party acquisition proposal that constitutes a “superior proposal,” Expedia will have an opportunity to offer to modify the terms of the Merger Agreement before our board of directors may withdraw or qualify its recommendation with respect to the merger proposal in favor of such superior proposal.

In some circumstances, upon termination of the Merger Agreement, the Company would be required to pay a termination fee of $72 million to Expedia.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative company transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the value proposed to be received in the merger.  In particular, the termination fee, if applicable, would be substantial, and could result in a potential third-party acquirer or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay absent such a fee.

If the Merger Agreement is terminated and the Company determines to seek another business combination, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger.

Each party is subject to contractual restrictions while the mergers are pending, which could adversely affect each party’s business and operations.

Under the terms of the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Merger which may adversely affect its and its aubsidiaries’ ability to execute certain of its business strategies, maintain customers, or manage risks associated with its business, operations, technology, infrastructure or compliance functions, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness, incur capital expenditures, engage with regulators, settle actual or potential claims, or (in certain instances) communicate with its customers, employees and/or vendors.  Such limitations could adversely affect the Company prior to the completion of the Merger.

Under the terms of the Merger Agreement, Expedia is subject to a more limited set of restrictions on the conduct of its business prior to completing the mergers which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to amend its organizational documents, pay extraordinary dividends or distributions or repurchase shares of EXPE.  Such limitations could adversely affect Expedia prior to the completion of the Merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

The Merger could result in a significant liability to the Company and Expedia if it causes the 2016 split-off of the Company by Qurate Retail to fail to qualify as a tax-free distribution under applicable tax laws.

The completion of the mergers is conditioned upon the delivery by Skadden to the Company of an opinion to the effect that the Merger will not cause the Expedia Holdings Split-Off to fail to qualify as a tax-free distribution under Sections 355 and 361 of the Internal Revenue Code of 1986, as amended (the “Code”), which is referred to as the split-off tax opinion.  If, for any reason, it is subsequently determined that the Expedia Holdings Split-Off does not qualify for tax-free treatment under Sections 355 and 361 of the Code, the Company and Expedia could be required, in certain circumstances, to indemnify Qurate Retail, its subsidiaries and certain related persons for significant tax liabilities resulting from the Expedia Holdings Split-Off.

As described in the Company’s registration statement on Form S-1 (File No. 333-210377) initially filed with the SEC on March 24, 2016, as amended, if the Expedia Holdings Split-Off does not qualify under Section 355, Section 368(a)(1)(D) and related provisions of the Code, Qurate Retail would generally be subject to tax as if it sold the shares of our common stock distributed in the Expedia Holdings Split-Off in a taxable transaction.  In such a circumstance, Qurate Retail would recognize taxable gain in an amount equal to the excess of (1) the total fair market value of the shares of our common stock distributed in the Expedia Holdings Split-Off over (2) Qurate Retail’s aggregate tax basis in such shares of our common stock.  Pursuant to the tax sharing agreement by and between Qurate Retail and the Company and the joinder to the tax sharing agreement by and among Qurate Retail, the Company and Expedia, in certain circumstances, the Company and Expedia will be required to jointly and severally indemnify Qurate Retail and its subsidiaries for any taxes or losses resulting from the failure of the Expedia Holdings Split-Off to qualify as a tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Code, including to the extent that such taxes or losses (1) result primarily from, individually or in the aggregate, the breach of certain covenants made by the Company (applicable to actions or failures to act by the Company and its subsidiaries following the completion of the Expedia Holdings Split-Off), (2) result from the application of Section 355(e) of the Code to the Expedia Holdings Split-Off as a result of the treatment of the Expedia Holdings Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in the stock of the Company (or any successor corporation) or (3) result primarily from, individually or in the aggregate, the breach by Expedia of certain covenants under the tax sharing agreement following the completion of the Merger.  Any such indemnity obligation could be material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, no shares of Series A Expedia Holdings common stock and no shares of Series B Expedia Holdings common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1†

Agreement and Plan of Merger, dated as of April 15, 2019, by and among the Company, Expedia, Inc., LEMS I LLC and LEMS II Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2019 (File No. 001-37938) (the “April 2019 8-K”)).

10.1

Amendment No. 2 to Transaction Agreement, dated as of April 15, 2019, by and among the Company, Qurate Retail, Inc., Barry Diller, John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.1 to the April 2019 8-K).

10.2

Exchange Agreement, dated as of April 15, 2019, by and among the Company, Barry Diller, The Diller Foundation d/b/a The Diller – von Furstenberg Family Foundation and Expedia, Inc. (incorporated by reference to Exhibit 10.2 to the April 2019 8-K).

10.3	Voting Agreement, dated as of April 15, 2019, by and among John C. Malone, Leslie Malone and Expedia, Inc. (incorporated by reference to Exhibit 10.3 to the April 2019 8-K).
10.4

Stockholders Agreement Termination Agreement, by and among Barry Diller, the Company, LEXEB, LLC and LEXE Marginco, LLC, dated as of April 15, 2019 (incorporated by reference to Exhibit 10.4 to the April 2019 8-K).

10.5

Governance Agreement Termination Agreement by and among Barry Diller, Expedia, Inc., the Company, LEXEB, LLC and LEXE Marginco, LLC, dated as of April15, 2019 (incorporated by reference to Exhibit 10.5 to the April 2019 8-K).

10.6

Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia, Inc., the Company and Qurate Retail, Inc., dated as of April 15, 2019 (incorporated by reference to Exhibit 10.6 to the April 2019 8-K).

10.7

Tax Sharing Agreement, by and between Liberty Interactive Corporation and the Company, dated as of November 4, 2016 (incorporated by reference to Exhibit 10.1 to Qurate Retail’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2016 (File No.001-33982)).

10.8

Assumption Agreement Concerning Transaction Agreement Obligations by and among Expedia, Inc., the Company, Qurate Retail, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019 (incorporated by reference to Exhibit 10.8 to the April 2019 8-K).

10.9

Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia, Inc., the Company and Qurate Retail, Inc., dated as of April 15, 2019 (incorporated by reference to Exhibit 10.9 to the April 2019 8-K).

10.10

Reorganization Agreement by and between Liberty Interactive Corporation and the Company, dated as of October 26, 2016 (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 4, 2016 (File No. 333-210377)).

10.11

Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 8, 2019 (File No. 001-37938)).

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

* Filed herewith

** Furnished herewith

†  Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY EXPEDIA HOLDINGS, INC.

Date: May 2, 2019	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean
President and Chief Executive Officer

Date: May 2, 2019	By:	/s/ WADE HAUFSCHILD
Wade Haufschild
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)